Form 10-Q
period 1998-06-30
TREASURE BAY GAMING & RESORTS INC
filed 1998-08-18
CIK 916608

                         COMPANY IS NOT A SEC REGISTRANT
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

                        Commission File Number 22-27770
                        -------------------------------

                       TREASURE BAY GAMING & RESORTS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  Delaware                     64-0835173
                  --------                     ----------

         (State of Incorporation)       (IRS Employer Identification No.)


              1983 Beach Blvd., Biloxi, Mississippi              39531
              -------------------------------------              -----
               (Address of principal executive office)        (Zip Code)

     Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing requirements for the past 90 days.



                                Yes _____ No____

        As of June 30, 1998, there were 10,000,000 shares of Common Stock, $0.01 par value per share, outstanding.

                        TREASURE BAY GAMING RESORTS, INC.

                                      INDEX


PART I.           FINANCIAL STATEMENTS


                      ITEM 1.        FINANCIAL STATEMENTS

                                     Consolidated Statements of Earnings
                                     for the six months ended June 30, 1998
                                     and June 30, 1997

                                     Consolidated Balance Sheets as of
                                     June 30, 1998 and December 31, 1997

                                     Consolidated Statements of Stockholders'
                                     Equity for year ended December 31, 1997
                                     and the six months ended June 30, 1998

                                     Consolidated Statements of Cash Flows
                                     for the three months ended June 30, 1998
                                     and June 30, 1997

                                     Notes to Consolidated Financial Statements


                    ITEM 2.          MANAGEMENT'S DISCUSSION AND
                                     ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION


                     ITEM 1.          Legal Proceedings

                     ITEM 6.          Exhibits and Reports On Form 8-K

     TREASURE BAY GAMING & RESORTS, INC. & SUBSIDIARIES  CONSOLIDATED  STATEMENTS
OF EARNINGS (unaudited) (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                 Three Mths Ended                         Six Mths Ended
                                        -----------------------------------   ---------------------------------------
                                         June 30, 1998      June 30, 1997        June 30, 1998        June 30, 1997
REVENUES:
   Casino                                        14,290             14,875                 28,886             29,055
   Rooms                                            975                895                  1,800              1,730
   Food and beverages                             2,574              2,615                  5,324              5,376
   Other                                            226                162                    474                343
                                        ----------------   ----------------   --------------------   ----------------
Gross Revenues                                   18,065             18,547                 36,484             36,504
     Less:  Promotional allowances              (1,869)            (2,070)                (4,185)            (4,334)
                                        ----------------   ----------------   --------------------   ----------------
NET REVENUES                                     16,196             16,477                 32,299             32,170
                                        ----------------   ----------------   --------------------   ----------------

COSTS AND EXPENSES:
   Casino                                         8,844              8,815                 17,722             17,770
   Rooms                                            467                755                    938              1,251
   Food and beverages                               872                776                  1,739              1,506
   General and administrative                     3,121              3,079                  5,721              6,055
   Utilities                                        342                310                    646                613
   Depreciation and amortization                    840                689                  1,926              1,710
   Lease expense                                    684                756                  1,346              1,497
   Other                                            167                169                    336                339
                                        ----------------   ----------------   --------------------   ----------------
       Total Expenses                            15,337             15,349                 30,374             30,741
                                        ----------------   ----------------   --------------------   ----------------
        Income from operations                      859              1,128                  1,925              1,429
                                        ----------------   ----------------   --------------------   ----------------

Other income (expense):
   Gain (loss) sale of assets                        70                (8)                     90                  6
   Restructuring Expenses                          (378)              (357)                  (697)              (702)
   Interest expense,                             (1,252)               (42)                (2,391)               (79)
   Other income, principally interest                 8                 51                     29                161
                                        ----------------   ----------------   --------------------   ----------------
      Total other income (expense)              (1,552)              (356)                (2,969)              (614)

   Loss before provision for income               (693)                772                (1,044)                815
   taxes
   Provision for Income Tax                          0                  0                      0                  0

        Net income (loss)                         (693)                772                (1,044)                815
                                        ================   ================   ====================   ================

   Net income (loss) per share                   ($0.07)           $23.39                 ($0.10)             $24.70
   Common shares outstanding                  10,000,000           33,000              10,000,000             33,000




                      See Notes to Financial Statements


                  TREASURE BAY GAMING AND RESORTS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                                 (in thousand of dollars)


                                                June 30, 1998               Dec. 31, 1997
                                                 (unaudited)                  (audited)

CURRENT ASSETS
       Cash and cash equivalents                         $5,471                     $5,832
       Rest. cash                                            56                         55
       Accounts receivable, net of                        1,141                      1,048
        allowance for doubtful  accounts
       Inventories                                          352                        271
       Prepaid expenses                                   1,082                        590
                                                ----------------           ----------------

          Total current assets                            8,102                      7,796
                                               -----------------           ----------------

         PROPERTY AND EQUIPMENT, net                      46,048                     46,777
                                               -----------------           ----------------

         OTHER ASSETS                                       451                        415
                                              -----------------           ----------------

                                                        $54,601                    $54,988
                                               =================           ================


LIABILITIES AND STOCKHOLDERS' EQUITY

       Accounts payable                                  $1,482                     $1,346
       Accrued Salaries and benefits                      1,763                      1,490
       Accrued Jackpots                                     955                        999
       Accrued taxes payable                              1,295                      1,707
       Other accrued expenses                             1,046                      2,473
       Accrued Interest                                     675                        664
       Current Portion long-term debt                     2,034                      1,374
                                               -----------------           ----------------
       Total Current Liabilities                          9,250                      10,053
                                               -----------------           ----------------


       LONG-TERM DEBT                                     39,484                     38,024
             Total liabilities                            48,734                     48,077
                                               -----------------           ----------------

Stockholders' Equity:
      Common stock, $.01 par value,
      20,000,000 shares issued and
       10,000,000 shares outstanding                        100                        100
       Additional paid in capital                        47,382                     47,382
       Current earnings                                 (1,044)                          0
       Retained earnings                               (40,571)                   (40,571)
                                               -----------------           ----------------

          Total stockholders' equity                     $5,867                     $6,911
                                               -----------------           ----------------

          Total liabilities and                         $54,601                    $54,988
             stockholders' equity
                                               =================           ================

                       See Notes To Financial Statements


TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS
OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 1997, (AUDITED) and
THE SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED


                                                                                          Additional
                                                                    Common Stock           Paid-In      Accumulated
                                                              -------------------------
                                                                 Shares       Amount       Capital         Deficit           Total
                                                                             --------------- --------------- ------------


BALANCE, December 31, 1997                                    10,000,000    100,000      47,382,000     (40,571,000)      6,911,000

NET LOSS FOR THE SIX MONTHS ENDED June  30, 1998                  0            0             0          (1,044,000)      (1,044,000)
                                                              ------------- ----------- --------------- --------------- ------------
BALANCE, June 30, 1998                                        10,000,000    $100,000    $47,382,000    ($41,615,000)      $5,867,000
                                                              ------------- ----------- --------------- --------------- ------------
                       See Notes to Financial Statements




                      TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Month Period ended June 30, 1998 and June 30, 1997
                                  (unaudited)


                                                                                June 30, 1998       June 30, 1997
                                                                                -------------       -------------

       Net income  (loss)                                                          (1,044)                    815
       Adjustments to reconcile net loss to net cash used
          in operating activities:
          Depreciation and amortization                                              1,926                  1,710
          Accretion of discount on first mortgage notes payable                        116                      0
          Increase in receivables                                                     (93)                    (70)
          Increase in inventories                                                     (81)                     (7)
          Increase in prepaid expense                                                (492)                   (540)
          (Increase) Decrease in other Assets                                         (36)                     220
          (Decrease) in liabilities subject. to compromise                               0                   (691)
          (Decrease) in liabilities not subject. to compromise                      (1,244)                  (429)
          Net (gain) loss on disposal of assets                                       (90)                      6
                                                                       --------------------      -----------------
              Total adjustments                                                    (1,038)                  1,014

Cash Flows from Investing Activities:
       Purchases of property and equipment                                          (1,386)                (1,050)
       Proceeds from sale of assets, net of transaction costs                          278                      0
                                                                       --------------------      -----------------
Net cash used in investing activities                                               (1,108)                (1,050)

Cash Flows from Financing Activities:
       Proceeds from issuance of notes payable                                       2,500                      0
       Repayments of notes payable                                                   (714)                    (52)
                                                                        -------------------             ----------
Net cash provided by financing activities                                            1,787                    (52)

Net (decrease) increase in cash and cash equivalents                                   360                   (88)
Cash and Cash equivalents, at beginning of period                                    5,887                 15,376
                                                                       ====================      =================
Cash and cash equivalents, at end of period                                          5,527                 15,288
                                                                       ====================      =================



                       See Notes to Financial Statements


     TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION:

     The accompanying unaudited consolidated financial statements include the accounts of Treasure Bay Gaming & Resorts, Inc., a Delaware corporation incorporated in August 1993, and its wholly-owned subsidiaries, Treasure Bay Corp. (TBC), a Mississippi corporation incorporated in February 1993, Shoreline Development Inc. and Treasure Bay V.I. The Company was organized to develop, own and operate casinos in the State of Mississippi and other emerging gaming jurisdictions. The Company currently owns and operates a casino in Biloxi, Mississippi.

     The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. They should be read in conjunction with the audited Shareholders report for the years ended December 31, 1997, 1996, and 1995. Therefore, they do not include all of the information and notes required by generally accepted accounting principals for complete financial statements. Management believes that all adjustments, necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 1998 are not necessarily indicative of the results that can be expected for the fiscal year ended December 31, 1998.



     August 8, 1997 Treasure Bay Gaming & Resorts, Inc. (the "Company") received confirmation of its reorganization plan that was filed February 6, 1997. The company had been operating as a debtor-in-possession since November 18, 1994.



     The approved plan provided that all outstanding Securities would be canceled, annulled and extinguished. New Notes and Common Stock shall be issued. Except as provided in the Confirmation Order the plan discharged the Company from all claims or debts that arose before the bankruptcy date. The new equity investor's contribution would be $9,000,000 of new value in the form of cash and real estate. This would give the new investors ninety (90%) of the Company's new stock. First Mortgage Trust surrendered all of the old notes and were issued new notes in the amount of $27,250,000 and ten (10%) of the issued common stock and lent the reorganized Treasure Bay an additional $2,250,000.00 for working capital, for a total of $29,250,000.


Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
     Cash Equivalents, Receivable and Accounts Payable - The carrying amount approximates fair value because of the short maturity of these instruments.

Income Taxes
     The Company has filed or will file consolidated Federal and Mississippi tax returns for the period from inception through December 31, 1993, and for the years ended December 31, 1994, 1995, 1996 and 1997.

     The Company has adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes", which requires, among other things, that deferred tax assets and liabilities be recorded using the liability method, and that deferred tax assets be recognized, subject to appropriate reserves for realization.

     The Company expects to have a net operating loss carryforward for income tax purposes totaling approximately $90 million which will begin expiring in 2008. No net tax benefit for the losses has been recorded. The deferred tax asset resulting from differences in the timing of the deduction of asset valuation provisions and the capitalization and amortization of preopening expenses for income tax purposes account for substantially all of the differences between book and taxable income.


Earnings Per Share
       The Earnings Per Share calculation for the six months ended June 30, 1997, is based on the shares outstanding at that time. In accordance with the restructuring plan all previous stock was nullified and void.


Litigation and Contingencies
     The  Company  adheres  to  FAS  No.  5,  "Accounting  for   Contingencies,"
concerning the recording of liabilities for pending litigation.

Casino Revenues and Complimentaries
     In accordance with prevailing industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the retail value of rooms, food, beverage, and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances.


Restructuring Expenses
     Restructuring expenses primarily include legal and professional services rendered in connection with restructuring activities. The estimated amount of fees incurred that have not yet been paid have been approved.

Consolidated Statement of Cash Flows
     The following supplemental disclosures are provided as part of the consolidated statement of cash flows.

Accounting Standard
     The Financial Accounting Standards Board has issued FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", effective for fiscal years beginning after December 15, 1995. Generally, FAS No. 121 requires that long-lived assets that are expected to be held and used in operations be reported at the lower of cost or fair value. Long-lived assets to be disposed of are to be reported at the lower of carrying amount or fair value less cost to sell. The Company has employed the methodology prescribed by this standard in evaluating the carrying amounts of its long-lived assets.

Risk Factors
     Certain risk factors  have been  identified  by the Company that may impact
its  ability  to  restructure  the  Company  and  achieve   ongoing   successful
operations. Such factors include the following:

     Competition - During 1995 gaming capacity in the Biloxi market decreased due to the closure of two competing properties and has remained flat since. However, in the future, competition on the Gulf Coast is expected to increase as new and current casino operators expand their facilities. Imperial Palace, Biloxi's first Las Vegas Casino opened in December 1997. Beau Rivage is expected to open in spring 1999. Other nearby states are considering gaming legislation. Passage of gaming in any of the states could have a negative effect on the Company's revenues.

     Licensing Risk - The Company is required, in order to operate its casino, to maintain certain gaming licenses from the State of Mississippi. In addition, directors and certain stockholders, officers and other key employees are required to maintain their suitability to own and operate a casino, and in certain cases will be required to maintain their gaming licenses. The failure of the Company or certain of the above referenced individuals to retain the necessary licenses or finding of unsuitability would have a material adverse impact on the Company. The current casino operators license is valid through April 2000.

     Proposed Gaming Referendum- Anti-gaming interests have proposed a statewide referendum intended to abolish legalized gaming in the state of Mississippi. A modified version of that referendum is anticipated to be placed on a statewide ballot in the year 2000. Passage of this referendum would have a negative impact on the Company.

     Severe Weather - A hurricane, flood or other severe weather could cause significant physical damage to the Company's casino and on-shore facilities, which could result in service interruption and reduction in the number of potential customers traveling to the Company's casino market, which could have a material adverse impact on the Company's operating results. The Company has not obtained business interruption coverage for losses due to severe weather.

PROPERTY AND EQUIPMENT:
Property and equipment consists of the following as of


                                                                   June 30,          December 31,
                                                                      1998                1997
                                                                      ----                ----
      Land                                                        $ 18,244             $ 18,244
      Casino barge, buildings and improvements                      38,747               37,754
      Leasehold acquisition costs                                   19,548               19,548
      Furniture, fixtures and equipment                             21,196               21,669

       Less:  Accumulated depreciation and amortization             97,735               97,215
                                                                  (16,687)             (15,438)
                                                                  --------             --------
             Valuation reserve                                    (35,000)             (35,000)

                 Total property and equipment, net               $ 46,048             $ 46,777

     In accordance with FAS No. 121 (see Note 3), the Company established reserves during 1994 to reduce the value of its casino facilities to the current estimated fair value. The Treasure Bay Biloxi casino was written down to the lower of cost or market value. This resulted in a $35,000,000 charge to income for Treasure Bay Biloxi for the year ended December 31, 1994.

LONG-TERM DEBT:
     Long-term debt, including capital lease obligations consists of First Mortgage Notes and other notes payable secured by furniture and fixtures. The First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but have imputed interest at 13.5%. The Notes are secured by the vessel, hotel, and other furniture, fixtures, and equipment. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is currently in compliance with all convenants.

Other Long-Term Debt
     Estimated amount of settlement agreement for pre-petition and gap obligation due to a vendor for progressive jackpot payments and software services. The agreement provides for additional progressive payments of 1.5% on progressive machines for a total of thirty months. The Company has accrued deferred rent to normalize the annual lease payments over the initial term of the lease plus the first two renewal periods.

LIABILITIES SUBJECT TO COMPROMISE:
     As described in Note 1, the Company had been operating as debtor-in-possession under the U.S. Bankruptcy Code since November 18, 1994. As a result of the bankruptcy proceedings, the Company was in default on substantially all of its debt agreements as of December 31, 1996, 1995 and 1994. In accordance with the provisions of the U.S. Bankruptcy Code, payment on the Company's pre-petition debt has been suspended and reclassified as "Liabilities Subject to Compromise."

     The plan of reorganization settled all of the above liabilities, to date all obligations have been paid, canceled, transferred to new notes, or remain in the accrued liability section of the balance sheet.

OPERATING LEASES:
     The Company conducts certain operations on leased property and leases certain equipment and machinery. The Company's operating leases, including the Company's property leases, are executor contracts.


PLAN OF REORGANIZATION:
     On May 10, 1995, the Company filed a Plan of Reorganization (the "Reorganization Plan") for consideration by creditors. Subsequently, the Company filed a First and a Second Amended Plan of Reorganization on July 28, 1995, and November 13, 1995, respectively. The original plan was denied confirmation by the bankruptcy court in October 1996. Subsequent to denying the plan the Judge recused himself from the case and the case has been transferred to a different Judge.

     On February 6,1997, the Company filed the Amended Disclosure statement for the "Amended Joint Plan of Reorganization of Treasure Bay and First Trust National Association as Indenture Trustee." This plan represented an agreement between Treasure Bay, the First Mortgage Noteholders, and the Unsecured Creditors Committee of Treasure Bay.

     The reorganization plan was confirmed on August 8, 1997. In accordance with the reorganization plan, all accounting entries have been made.

              TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report. Additional information can be obtained in the Company's Annual Audited Report for the year ended December 31, 1997.

General Overview
     The Company develops, constructs and manages land-based and dockside casinos and related amenities. The Company is currently operating as a single site facility in Biloxi, Mississippi. In May, 1998 the company applied for a gaming license in St. Croix, U.S. Virgin Islands. The Company has a limited operating history that may not be indicative of the Company's future performance. Additionally, comparison of results from year to year may not be meaningful due to the restructuring changes and changes in the local gaming markets. Treasure Bay contemplates expanding its existing operation and establishing additional gaming operations.



RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997



Revenues
     The Company generated $28.8 million in casino revenue and $7.6 million in gross hotel, food, beverage, retail and other revenue during the six months ended June 30, 1998. During the six months ended June 30, 1997, the Company generated $ 29.0 million in casino revenue and $ 7.5 million in gross hotel, food, beverage, retail and other revenue. The decrease in casino revenue is primarily due to low table hold related to a few players.


Costs and Expenses
     Total costs and expenses decreased by $ 0.7 million. The decrease relates to a decrease in the promotional allowances and hotel related expenses.

Earning Per Common Share and Net Earnings
     Net earnings decreased by $3.5 million to a loss of $1.0 million for the six months ended June 30, 1998 compared to the same period in the prior year. The downturn was due to interest expense in 1998 and Cancellation of Debt of $2.0 million in 1997.

Other
     Interest income increased by $2.3 million to $2.4 million for the six months ended June 30, 1998. This increase is due the confirmation of the reorganization plan which had ceased interest expense on all pre-petition liabilities and the notes to the bondholders.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

     As of June 30, 1998, the Company had $5.4 million in non-restricted cash and cash equivalents compared to $5,832 at December 31, 1997. The decrease in cash is primarily a result of the Company's capital expenditures. During the six months ended June 30, 1998, and June 30, 1997, the Company's capital expenditures totaled $1,386 and $respectively.

     At June 30, 1998, the Company's long-term debt included First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but have imputed interest at 13.5%. The Notes are secured by the vessel, hotel, and other furniture, fixtures, and equipment. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is currently in compliance with all convents.

     The Company expects that available cash and cash from future operations will be adequate to fund debt service and working capital. However, no assurance can be made that the Company will have the capital to make some of the capital improvements that may be necessary to remain competitive in the local market.

FORWARD-LOOKING STATEMENTS
     Certain information in this 10-Q and other materials filed or to be filed by the Company with the Securities Exchange Commission (as well as information included in oral or written statements made or to be made by the Company) contains statements that are 'forward-looking under the Federal Private Securities Litigation Reform Act of 1995.

     Statements that include projections, objectives, future developments and future economic performance are all forward-looking statements. These statements are the best judgement of the Company, based on information available at the time. All forward-looking statements are subject to risk and uncertainties that could affect future results.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

     In the ordinary course of business and in connection with its bankruptcy filing the Company has become involved in numerous legal matters. The most significant IS a claim by Santa Fe Gaming Corp. (Santa Fe) for approximately $14 million relating to the termination of its Management Agreement alleging purported violations of Rule 10(b) and 10(b)-5 of the Securities Exchange Act.

     As a result of the bankruptcy filing, all legal proceedings with respect to prepetition claims against the Company were automatically stayed pursuant to
Section 362 of the U. S. Bankruptcy Code. Liability, if any, will be determined by the Bankruptcy Court and considered in the plan of reorganization.

ITEM 2 - CHANGES INS SECURITIES - None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- None

ITEM 5. - OTHER INFORMATION - None

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K
(a)    No reports on Form 8-k were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE BAY GAMING & RESORTS, INC.

By     /S/ LEE ANN HUNTER
     -------------------------
          LEE ANN HUNTER
     Director of Finance

Dated:    August 15, 1998