Form 10-Q
period 1998-09-30
TREASURE BAY GAMING & RESORTS INC
filed 1998-11-18
CIK 916608

                          COMPANY IS NOT A SEC REGISTRANT
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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



                                Yes _____ No____

                     This company is not an SEC registrant

As of September 30, 1998, there were 10,000,000 shares of Common Stock, $0.01 par value per share, outstanding.

                        TREASURE BAY GAMING RESORTS, INC.

                                      INDEX


PART I.           FINANCIAL STATEMENTS


                      ITEM 1.        FINANCIAL STATEMENTS

                                     Consolidated Statements of Earnings for
                                     the three months and the nine months ended
                                     September 30, 1998 and September 30, 1997

                                     Consolidated Balance Sheets as of
                                     September 30, 1998 and December 31, 1997

                                    Consolidated Statements of Stockholders'
                                    Equity for year ended December 31, 1997
                                    and the  nine  months  ended  September 30,
                                    1998

                                    Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997 and December 31, 1997

                                    Notes to Consolidated Financial Statements


                    ITEM 2.          MANAGEMENT'S DISCUSSION AND
                                     ANALYSIS OF FINANCIAL CONDITION
                                     AND RESULTS OF OPERATIONS


PART II.          OTHER INFORMATION


                     ITEM 1.          Legal Proceedings

                     ITEM 6.          Exhibits and Reports On Form 8-K



             TREASURE BAY GAMING AND RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                        Unaudited                   Audited
                                                                    September 30, 1998          December 31, 1997
                                                                   ---------------------       -----------------
CURRENT ASSETS
      Cash and cash equivalents                                                  $5,656                    $5,832
      Restricted Cash                                                                56                        55
      Accounts receivable, net of allowance for doubtful  accounts                1,334                     1,048
      Inventories                                                                   409                       271
      Prepaid expenses                                                              943                       590
                                                                   ---------------------        ------------------

       Total current assets                                                       8,398                     7,796
                                                                   ---------------------        ------------------

      PROPERTY AND EQUIPMENT, net                                                46,003                    46,777
                                                                   ---------------------        ------------------

      OTHER ASSETS                                                                  687                       415
                                                                   ---------------------        ------------------
           Total Assets
                                                                                $55,088                   $54,988
                                                                   =====================        ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable                                                             $991                    $1,346
      Accrued Salaries and benefits                                               2,276                     1,490
      Accrued Jackpots                                                            1,174                       999
      Accrued taxes payable                                                       1,471                     1,707
      Other accrued expenses                                                        646                     2,473
      Accrued Interest                                                              670                       664
      Current Portion LTD                                                         2,054                     1,374
                                                                   ---------------------        ------------------
      Total Current Liabilities                                                   9,282                    10,053
                                                                   ---------------------        ------------------

      LONG-TERM DEBT                                                             39,077                    38,024

           Total liabilities                                                     48,359                    48,077
                                                                   ---------------------        ------------------

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value,  20,000,000 shares authorized,
        10,000,000 shares issued and outstanding                                    100                       100
      Additional paid in capital                                                 47,382                    47,382
      Accumulated deficit                                                      (40,754)                  (40,571)
                                                                   ---------------------        ------------------

         Total stockholders' equity                                              $6,728                    $6,911
                                                                   ---------------------        ------------------

           Total liabilities and stockholders' equity                           $55,087                   $54,988
                                                                   =====================        ==================




                                           TREASURE BAY GAMING & RESORTS, INC & SUBSIDARIES
                                                  CONSOLIDATED STATEMENTS OF EARNINGS
                                                              (unaudited)
                                               (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                     Three Mths Ended                               Nine Months Ended
                                        -------------------------------------------    ---------------------------------------------

                                          September 30, 1998      September 30, 1997     September 30, 1998    September 30, 1997
REVENUES:
   Casino                                           16,920                  16,178                 45,806                    45,233
   Rooms                                             1,035                   1,076                  2,835                     2,806
   Food and beverages                                3,173                   2,680                  8,497                     8,056
   Other                                               225                     194                    699                       537
                                         ------------------     -------------------    -------------------    ----------------------
Gross Revenues                                      21,353                  20,128                 57,837                    56,632
     Less:  Promotional allowances                 (2,633)                 (2,246)                (6,818)                   (6,580)
                                        -------------------     -------------------    -------------------    ----------------------
NET REVENUES                                        18,720                  17,882                 51,019                    50,052
                                        -------------------     -------------------    -------------------    ----------------------

COSTS AND EXPENSES:
   Casino                                            7,942                   7,806                 22,664                    22,576
   Rooms                                               571                     390                  1,509                     1,641
   Food and beverages                                2,869                   2,325                  7,608                     6,831
   General and administrative                        2,585                   3,483                  8,306                     9,538
   Utilities                                           402                     373                  1,048                       986
   Depreciation and amortization                     1,004                   1,419                  2,930                     3,129
   Lease expense                                       661                     774                  2,007                     2,271
   Other                                               196                     188                    532                       527
                                        -------------------     -------------------    -------------------    ----------------------
       Total Expenses                               16,230                  16,758                 46,604                    47,499
                                        -------------------     -------------------    -------------------    ----------------------
        Income/Loss from operations                  2,490                   1,124                  4,415                     2,553
                                        -------------------     -------------------    -------------------    ----------------------

Other income/expense:
   Gain/loss sale off assets                          (18)                     (2)                     72                         4
   Restructuring/Corporate Expenses                   (430)                 (2,456)                (1,127)                   (3,158)
   Interest expense,                               (1,187)                   (659)                (3,578)                     (738)
   Other income, principally interest                    6                     982                     35                       368
                                         ------------------     -------------------    -------------------    ----------------------
      Total other income (expense)                  (1,629)                 (2,135)                (4,598)                   (3,524)

   Income/(loss) before provision for income taxes
      and Extraordinary Items:                         861                 (1,011)                  (183)                     (971)
   Provision for Income Tax                             0                       0                      0                         0

   Income/(loss) Before Extraordinary Item-Gain
     on Forgiveness of Debt                            861                 (1,011)                  (183)                     (971)
   Extraordinary Item-Gain of
   Forgiveness
      Of Debt                                            0                 107,992                      0                   107,992
   Net Income/(loss)                                  $861                $106,981                 ($183)                  $107,021
                                        ===================     ===================    ===================    ======================

   Average common shares outstanding                10,000                      33                 10,000                        33

   Income (loss) per common share                    $0.09               $3,241.85                ($0.02)                 $3,243.06

 These statements do not include any adjustments for casualty loss or insurance proceeds


                                            TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY

                                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1997 (AUDITED), and THE NINE MONTHS ENDED SEPTEMBER 30, 1998 (UNAUDITED




                                                                                           Additional
                                                                      Common Stock           Paid-In     Accumulated
                                                                    --------------------
                                                                    Shares      Amount       Capital        Deficit          Total
                                                                                          -------------- --------------- -----------

BALANCE, December 31, 1997                                        10,000,000    100,000    47,382,000     (40,571,000)     6,911,000

NET LOSS FOR THE NINE MONTHS ENDED September  30, 1998                0            0            0          (182,607)       (182,607)
                                                                 ------------- ---------- -------------- --------------- -----------
BALANCE,  September 30, 1998                                      10,000,000   $100,000    $47,382,000   ($40,753,607)    $6,728,393
                                                                 ------------- ---------- -------------- --------------- -----------




                                  TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the Nine Month Period Ended September 30, 1998 and the Year Ended
                                                    December 31, 1997

                                                                          (Unaudited)
                                                                          Nine Months Ended               (Audited)
                                                                          September 30,                  December 31,
                                                                              1998                          1997
                                                                       -------------------           --------------------
Cash Flows from Operating Activities:
       Net income  (loss)                                                           (183)                        106,119
       Adjustments to reconcile net loss to net cash used
             in operating activities:
             Depreciation and amortization                                          2,929                          3,498
             Accretion of discount on first mortgage notes payable                    127                             62
             Increase in receivables                                                (286)                          (462)
             Increase in inventories                                                (138)                           (76)
             Increase in prepaid expense                                            (353)                           (36)
             (Increase) Decrease in other Assets                                    (272)                            288
             (Decrease) in liabilities subj. to compromise                              0                          3,130
             (Decrease) in liabilities not subj. to compromise                    (1,230)                        (1,653)
              Gain on forgiveness of debt                                               0                      (107,992)
             Net (gain) loss on disposal of assets                                   (72)                           (50)
                                                                       -------------------           --------------------
              Total adjustments                                                       522                          2,828

Cash Flows from Investing Activities:
       Purchases of property and equipment                                        (2,333)                        (5,555)
       Proceeds from sale of assets, net of transaction costs                         250                            124
                                                                       -------------------           --------------------
Net cash used in investing activities                                             (2,083)                        (5,431)

Cash Flows from Financing Activities:
       Proceeds from issuance of notes payable                                      2,500                          2,250
       Repayments of notes payable                                                (1,114)                       (12,444)
       Proceeds from sale of capital stock                                              0                          3,308
                                                                       -------------------           --------------------
Net cash provided by financing activities                                           1,386                        (6,886)

Net increase in cash and cash equivalents                                           (175)                        (9,489)
Cash and Cash equivalents, at beginning of period                                   5,887                         15,376
                                                                       ===================           ====================
Cash and cash equivalents, at end of period                                         5,712                          5,887
                                                                       ===================           ====================

The accompanying notes are an integral part of these consolidated condensed financial statements.

              TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Treasure Bay Gaming & Resorts, Inc., a Delaware corporation incorporated in August 1993, and its wholly-owned subsidiaries, Treasure Bay Corp. (TBC, a Mississippi corporation incorporated in February 1993. and Shoreline Development Inc.) The Company was organized to develop, own and operate casinos in the State of Mississippi and other emerging gaming jurisdictions. The Company currently owns and operates a casino in Biloxi, Mississippi.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. They should be read in conjunction with the audited Shareholders report for the years ended December 31, 1997, 1996, and 1995. Therefore, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 1998 are not necessarily indicative of the results that can be expected for the fiscal year ended December 31, 1998.

August 8, 1997, Treasure Bay Gaming & Resorts, Inc. (the "Company") received confirmation of it reorganization plan that was filed February 6, 1997. The company had been operating as a debtor-in-possession since November 18, 1994.

Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws are stayed while the Company continues business operations as debtor-in-possession. These claims are reflected in the June 30, 1997 and June 30, 1996 balance sheets as "liabilities subject to compromise."

The approved plan provided that all outstanding Securities would be canceled, annulled and extinguished. New Notes and Common Stock shall be issued. Except as provided in the Confirmation Order the plan discharged the Company from all claims or debts that arose before the bankruptcy date. The new equity investor's contribution would be $9,000,000 of new value in the form of cash and real estate. This would give the new investors ninety (90%) of the Company's new stock. First Mortgage Trust surrendered all of the old notes and were issued new notes in the amount of $27,250,000 and ten (10%) of the issued common stock. An additional Note for $2,250,000.00 for working capital was issued, for a total of $29,250,000.

Note 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Fair Value of Financial Instruments Cash Equivalents, Receivable and Accounts Payable -
The carrying amount approximates fair value because of the short maturity of these instruments.


Income Taxes
The Company has filed consolidated Federal and Mississippi tax returns for the period from inception through December 31, 1993, and for the years ended December 31, 1994, 1995, 1996 and 1997.



The Company has adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes", which requires, among other things, that deferred tax assets and liabilities be recorded using the liability method, and that deferred tax assets be recognized, subject to appropriate reserves for realization.

The Company expects to have a net operating loss carry-forward for income tax purposes totaling approximately $90 million which will begin expiring in 2008. No net tax benefit for the losses has been recorded. The deferred tax asset resulting from differences in the timing of the deduction of asset valuation provisions and the capitalization and amortization of preopening expenses for income tax purposes account for substantially all of the differences between book and taxable income.

Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any diluted effects of options, warrants and convertible securities. The Company does not currently have any warrants, options or convertible securities all such items were nullified and void as part of the restructuring plan.

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

Restructuring/Corporate Expenses
Restructuring   expenses  primarily  include  legal  and  professional  services rendered in connection with restructuring activities. The estimated amounts of fees incurred that have not yet been paid have been approved.


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

Risk Factors
Certain risk factors have been identified by the Company that may impact its ability to achieve ongoing successful operations. Such factors include the following:

Competition - Competition on the Gulf Coast is expected to increase as new and current casino operators expand their facilities. Imperial Palace, Biloxi's first Las Vegas Casino opened in December 1997. Beau Rivage is expected to open in spring 1999. Other nearby states are considering gaming legislation. Passage of gaming in any of the surrounding states could have a negative effect on the Company's revenues.

Licensing Risk - The Company is required, in order to operate its casino, to maintain certain gaming licenses from the State of Mississippi. In addition, directors and certain stockholders, officers and other key employees are required to maintain their suitability to own and operate a casino, and in certain cases will be required to maintain their gaming licenses. The failure of the Company or certain of the above referenced individuals to retain the necessary licenses or finding of unsuitability would have a material adverse impact on the Company. The current casino operator's license is valid through April 2000.

Proposed Gaming Referendum- Anti-gaming interests have proposed a statewide referendum intended to abolish legalized gaming in the state of Mississippi. A modified version of that referendum is anticipated to be placed on a statewide ballot in the year 2000. Passage of this referendum would have a negative impact on the Company.

Severe Weather - A hurricane, flood or other severe weather could cause significant physical damage to the Company's casino and on-shore facilities, which could result in service interruption and reduction in the number of potential customers traveling to the Company's casino market, which could have a material adverse impact on the Company's operating results. On September 25, 1998, the Company suspended operations due to Hurricane Georges. The Casino remained closed until October 10, 1998.

PROPERTY AND EQUIPMENT:
Property and equipment consists of the following as of:
                                            September 30,    December 31,
                                                 1998            1997
                                            __________      _____________
      Land                                  $ 18,244             $ 18,244
      Casino barge, buildings and impr.       38,747               37,754
      Leasehold acquisition costs             19,548               19,548
      Furniture, fixtures and equipment       21,196               21,669
                                             ________       _____________
                                              97,735               97,215
      Less:  Accumulated depreciation
                   and amortization          (16,687)             (15,438)
            Valuation reserve                (35,000)             (35,000)
                                            _________       _____________
        Total property and equipment, net   $ 46,048             $ 46,777

In accordance with FAS No. 121 (see Note 3), the Company established reserves during 1994 to reduce the value of its casino facilities to the current estimated fair value. The Treasure Bay Biloxi casino was written down to the lower of cost or market value. This resulted in a $35,000,000 charge to income for Treasure Bay Biloxi for the year ended December 31, 1994.

LONG-TERM DEBT:
Long-term debt, including capital lease obligations consists of First Mortgage Notes and other notes payable secured by furniture and fixtures. The First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is currently in compliance with all convenants.

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

LIABILITIES SUBJECT TO COMPROMISE:
As described in Note 1, the Company had been operating as debtor-in-possession under the U. S. Bankruptcy Code since November 18, 1994. As a result of the bankruptcy proceedings, the Company was in default on substantially all of its debt agreements as of December 31, 1996, 1995 and 1994. In accordance with the provisions of the U. S. Bankruptcy Code, payment on the Company's prepetition debt has been suspended and reclassified as "Liabilities Subject to Compromise."

The plan of reorganization settled all of the above liabilities. To date all obligations have been paid, canceled, transferred to new notes, or remain in the accrued liability section of the balance sheet.

OPERATING LEASES:
The Company conducts certain operations on leased property and leases certain equipment and machinery. The Company's operating leases, including the Company's property leases, are executor contracts.

PLAN OF REORGANIZATION:
On May 10, 1995, the Company filed a Plan of Reorganization (the "Reorganization Plan") for consideration by creditors. Subsequently, the Company filed a First and a Second Amended Plan of Reorganization on July 28, 1995, and November 13, 1995, respectively. The original plan was denied confirmation by the bankruptcy court in October 1996. Subsequent to denying the plan the Judge recused himself from the case and the case was transferred to a different Judge.


On February 6,1997, the Company filed the Amended Disclosure statement for the "Amended Joint Plan of Reorganization of Treasure Bay and First Trust National Association as Indenture Trustee." This plan represented an agreement between Treasure Bay, the First Mortgage Noteholders, and the Unsecured Creditors Committee of Treasure Bay. The plan anticipated a $9,000,000 equity infusion of cash and property in return for 90% of the new common stock in the reorganized company with the Noteholders obtaining the remaining 10% equity.

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

General Overview
The Company develops, constructs and manages land-based and dockside casinos and related amenities. The Company is currently operating as a single site facility in Biloxi, Mississippi. In May 1998, the company applied for a gaming license in St. Croix, U.S. Virgin Islands. To date the application is still pending, the next hearing is scheduled for November 23, 1998.

The Company has a limited operating history that may not be indicative of the Company's future performance. Additionally, comparison of results from year to year may not be meaningful due to changes in the local gaming markets and the sale of the Tunica facility in 1995. Treasure Bay contemplates expanding its existing operation and establishing additional gaming operations.

In July 1998, a proposed referendum that would abolish legalized gaming in the State of Mississippi. The referendum will need 98,000 signatures to be place on the ballot. At this time a resolution cannot be predicted with certainty. If the initiative were passed it would force the casino to close within a two-year period. This would have a material adverse effect on the Company.

RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

Earning Per Common Share and Net Earnings:
Net earnings decreased by $3.5 million to a loss of $1.0 million for the nine months ended September 30, 1998 compared to the same period in the prior year. The downturn was due to interest expense of $2.4 million in 1998 and Cancellation of Debt of $2.0 million in 1997.

Revenues:
The Company generated $45.8 million in casino revenue and $12.0 million in gross hotel, food, beverage, retail and other revenue during the nine months ended September 30, 1998. During the nine months ended September 30, 1997, the Company generated $ 45.0 million in casino revenue and $ 11.0 million in gross hotel, food, beverage, retail and other revenue

Costs and Expenses:
Total costs and expenses decreased by $ 0.7 million. The decrease is primarily due to a decrease in the hotel-related expenses.

Other :
Interest expense increased by $2.8 million to $3.6 million for the nine months ended September 30, 1998. This increase is due the confirmation of the reorganization plan which had ceased interest expense on all pre-petition liabilities and the notes to the bondholders. In September 1997, the company recognized a Gain on Forgiveness of Debt for $107 million as a result of the restructuring.

Capital resources, capital spending, and liquidity:
As of September 30, 1998, the Company had $5.6 million in non-restricted cash and cash equivalents.

As of September 30, 1998, the Company's long-term debt included First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is currently in compliance with all convents.

The Company expects that available cash and cash from future operations will be adequate to fund debt service and working capital. However, no assurance can be made that the Company will have the capital to make some of the capital improvements that may be necessary to remain competitive in the local market.

Hurricane Georges: On September 25, 1998, the Mississippi Gaming Commission required all Coast casinos to close gaming operations to prepare for Hurricane Georges. The hurricane did caused water and wind damage to the casino and hotel. The Company maintains property, liability, and business interruption insurance to help offset the costs of hurricane damages. The Company has not recorded any insurance proceeds or damage estimates.

              TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation

As a result of the bankruptcy filing, all legal proceedings with respect to prepetition claims against the Company was automatically stayed pursuant to
Section 362 of the U. S. Bankruptcy Code.

ITEM 2 - CHANGES INS SECURITIES - None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- None

ITEM 5. - OTHER INFORMATION - None

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K
(a) No reports on Form 8-k were filed during the quarter ended September 30, 1998. ts on Form 8-k were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE BAY GAMING & RESORTS, INC.

By     /S/ LEE ANN HUNTER
     -------------------------
          LEE ANN HUNTER
     Director of Finance

Dated:    September 16, 1998