Form 10-K
period 1998-12-31
TREASURE BAY GAMING & RESORTS INC
filed 1999-04-30
CIK 916608

COMPANY IS NOT A SEC REGISTRANT
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K



                                   (Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998.


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



                                Yes _____ No____

                     This company is not an SEC registrant

As of December 31, 1998, there were 10,000,000 shares of Common Stock, $0.01 par value per share, outstanding.

                                      INDEX

PART I.
  ITEM 1.  BUSINESS
  ITEM 2.  PROPERTIES
  ITEM 3.  LEGAL PROCEEDINGS
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.
  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6.  SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III.
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PART IV.
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

ITEM 1.  BUSINESS

Treasure Bay Gaming & Resorts, Inc. (herein referred to as the Company), was incorporated in the State of Delaware on August 16, 1993. Its wholly owned subsidiary, Treasure Bay Corp. ('TBC'), was incorporated in the State of Mississippi on November 9, 1993. 'TBC' is the Mississippi operating company that holds the gaming license, and has the right to conduct gaming operations under Mississippi law. The principal executive offices are located at 1983 Beach Boulevard, Biloxi, Mississippi. The Company is presently conducting activities under the name of 'Treasure Bay Biloxi'.

The Company was organized to develop, own and operate casinos in the State of Mississippi and other emerging gaming jurisdictions. The Company currently owns and operates a casino in Biloxi, Mississippi ('Treasure Bay Biloxi') and owned and operated a casino in Tunica, Mississippi ('Treasure Bay Tunica') which closed in 1995.

On December 2, 1998, the Company received a gaming license in St. Croix, U. S. Virgin Islands. The license is effective from June 2, 1999 until June 1, 2001. Treasure Bay is in the process of executing a formal management agreement with Grapetree Shores, to operate a gaming facility in St.Croix, U.S. Virgin Islands. Grapetree Shores is owned by the managing partner of the primary holder of the Company's First Mortgage Notes.

On August 8, 1997, Treasure Bay received confirmation of its reorganization plan (the 'Plan') that was filed February 6, 1997. The Company had been operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code since November 18, 1994, the petition date. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws were stayed while the Company continued business operations as debtor-in-possession.

The approved plan provided that all outstanding Securities (consisting of First Mortgage Notes, common stock and preferred stock) would be canceled, annulled and extinguished in exchange for New Notes and Common Stock. Except as provided in the Confirmation Order, the Plan discharged the Company from all claims or debts that arose before the Petition Date which resulted in an extraordinary gain on forgiveness of debt of $107,992,000 in the year ended December 31, 1997. The new equity investors' contribution was in the form of cash and real estate. This gave these investors 90% of the Company's new stock. First mortgage noteholders surrendered all of the old notes and were issued new notes in the amount of $27,250,000 and 10% of the newly issued common stock, valued at $1,000,000. They also loaned the reorganized Treasure Bay an additional $2,250,000 for working capital. Since the Miller family controlled both the Company prior to its reorganization and the group of new investors, the Company was not eligible for 'fresh start' accounting. Accordingly, the new common stock issued to the Miller family was recorded at the Miller's cost of the property received by the Company ($4,712,000). Other shares issued as a result of the reorganization were recorded at values based on the market value of the property contributed to the Company ($7,335,000). The Plan provided for Treasure Bay to incur certain other indebtedness in settlement of pre-petition claims.

Marketing - The Company attracts customers to its casino by developing and implementing marketing strategies and promotions that emphasize the Pirate Theme and an emphasis on local and repeat customers. The Company has an extensive customer database used to reach its patrons by direct marketing.

The Company has become known as a 'locals' place and markets as such. The Company has also developed an extensive air, bus, and hotel sales programs to attract customers outside the local market area.

Mississippi Gaming Regulations - Since the Company is operating in the gaming industry, it is licensed under the regulations of the Mississippi Gaming
Commission. The ownership, operation and management of all casino gaming facilities in Mississippi are also subject to compliance with extensive state and local regulations.

There can be no assurance that any renewal gaming license application will be approved. The Company has also obtained other licenses and operating permits from various local, state and federal agencies. Generally speaking, these non-gaming licenses and permits are not transferable and will need to be renewed periodically. There can be no assurance that any non-gaming license or permit renewal application will be approved.

Licensing Risk - The Company is required, in order to operate its casino, to maintain certain gaming licenses from the State of Mississippi. In addition, directors and certain stockholders, officers and other key employees are required to maintain their suitability to own and operate a casino, and in certain cases will be required to maintain their gaming licenses. The failure of the Company or certain of the above referenced individuals to retain the necessary licenses or finding of unsuitability would have a material adverse impact on the Company. The licenses obtained by the Company on April 21, 1994, and renewed in April of 1996, and again in April of 1998, are valid for two years. Subject to prior approval of the Commission, the licenses are transferable and will need to be renewed again by April 21, 2000.


In July 1998, a proposed referendum that would abolish legalized gaming in the State of Mississippi was announced. The original referendum was not approved by the State Attorney General, however, a revised version was approved in April 1999. The referendum will need 98,000 signatures to be placed on the ballot. At this time a resolution cannot be predicted with certainty. If the initiative were to passed it would force the casino to close within a two year period. This would have a material adverse effect on the Company.

Competition - During 1995, the gaming capacity in the Biloxi market decreased due to the closure of two competing properties and remained unchanged through December, 1997. However, the Imperial Palace, Biloxi's first casino operated by a Las Vegas casino operator, opened in December 1997. Beau Rivage, an even larger competitor, opened in March 1999. Many of the Company's competitors have greater financial resources than the Company.

Competition from Other Jurisdictions - A significant portion of the revenue in the Biloxi market comes from adjacent states. Louisiana currently has 13 operating riverboat casinos. In addition, a land-based casino is under construction in New Orleans, Louisiana, and is expected to open in the fourth quarter of 1999. Other nearby states are considering gaming legislation. Passage of gaming in any of these states could have a negative effect on the Company's revenues.



ITEM 2. PROPERTIES

Biloxi Operations:
Treasure Bay Biloxi opened April 29, 1994, and is located in the heart of Biloxi on the Mississippi Gulf Coast. The site includes an existing 262-room hotel. Treasure Bay Biloxi was one of the first destination gaming resorts along the Mississippi Gulf Coast, incorporating a full-service casino, resort hotel, and convention facilities. The casino was constructed on a 300-foot steel barge and contains 56,000 square feet of gaming space on two levels connected by elevators and escalators. It houses approximately 1,000 slot machines and 60 gaming tables, together with several bars and an entertainment lounge. During 1998 and into 1999, the Company reduced the number machines to accommodate the build out of a new brewpub and restaurant on the second floor of the casino. On shore, adjacent to the casino, a 48,000-square-foot facility with an 18th century medieval fort appearance provides space for food services, retail space, a children's arcade, and administrative offices. The casino, fort, and parking areas are located on 15.2 acres on the beach side of Highway 90 (the main thoroughfare along the Mississippi Gulf Coast). The hotel and additional parking occupy approximately 13.7 acres across Highway 90 from the casino. The casino and hotel facilities currently have 2,000 parking spaces, both on-site and at nearby parking facilities accessible by shuttle service.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a litigant in matters arising in the normal course of business. In the opinion of management, all such pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the year ended December 31, 1998.

                                                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company is not an SEC registrant

ITEM 6.  SELECTED FINANCIAL DATA
The selected financial information set forth has been derived from the consolidated financial statement from the Company. The financial information should be read in conjunction with the consolidated financial statements, notes and other financial information included elsewhere in this FORM 10-K.


                                      December 31,  December 31,
                                         1997        1998
--------------------------------------   -------     -------
                                           (in thousands)
Income Statement Data
   REVENUES:
          Casino ....................    57,916      57,858
          Rooms .....................     3,626       3,335
          Food & Beverage ...........    10,473      11,114
          Other .....................     1,000       1,642
                  Promo .   ..... .     (8,400)      (8,500)

            Total Revenues ..........    64,615      65,449
                                        -------       -------
OPERATING EXPENSES:

          Casino ....................    36,186      36,591

          Food & Beverage ...........     2,950       3,580

          Rooms .....................     1,418       1,651

          Utilities .................     1,317       1,370

          Other .....................       426         650

          General & Administrative ..    15,128      13,388

          Depreciation & Amortization     3,497       3,968

 Total Operating expenses ...........    60,922      61,198

  Operating Income (loss) ...........     3,693       4,251

                                                           December 31                   December 31

                                                              1997                           1998
Balance Sheet Data
-------------------------------------------------                --                             --
      Total Assets ..............................                55                             56
-------------------------------------------------                --                             --
     Long-term debt including current portion ...                39                            41
-------------------------------------------------                --                            --
     Stockholders' equity (deficit)                               7                            5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the matters contained in this Annual Report on Form 10-K may constitute 'forward-looking statements' within the meaning of Section 27A of the Securities Act of 1933. Forward-looking statements are subject to a variety of risks and uncertainties that may cause actual results to be materially different from those anticipated by the Company's management. Some factors that may cause actual performance to differ from projections include, among other things: failure to complete anticipated projects, failure to retain gaming licenses or other regulatory approvals, severe weather, and other changes in the gaming markets. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements in this Annual Report on Form 10-K are made pursuant to the Act.

The following discussion should be read in conjunction with and is qualified in its entirety by, the audited Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

The Company has a limited post-bankruptcy operating history that may not be indicative of the Company's future performance. Additionally, comparison of results from year to year may not be meaningful due to the consummation of the Company's plan in August 1997. Treasure Bay contemplates expanding its existing operation and establishing additional gaming operations pursuant to pending management agreements with Grapetree Shores and Divi Resorts. The Company has already assumed the management of Alahambra Casino in Aruba.

The Company is continually evaluating and resolving any potential problems associated with the Year 2000. The Year 2000 problem exists because computer applications were historically designed to use two digit fields instead of four to designate a year, and date sensitive systems may not properly account for 2000, which could result in miscalculations or system failures. The Company has established a Year 2000 team composed of members of the Company's management in conjunction with the management information department to identify and evaluate Year 2000 issues, with respect to the Company's information systems, suppliers, and facilities. The Company has already updated its financial reporting, payroll processing systems, and most of its hardware to be Year 2000 compatible. The cage and credit system, and the table and slot player tracking systems are scheduled for upgrades in the summer of 1999. The estimated costs of upgrading these systems are estimated to be in excess of $150,000.

Given the inherent risks for a project such as this and the resources required, the timing and costs involved could differ materially from those anticipated by the Company. There can be no assurances that these assumptions are correct, the projects will be completed on schedule, or within budget and actual results could differ materially. Any failure of third party systems could have a material adverse affect on the Company.


RESULTS OF OPERATIONS
FOR THE YEAR ENDED  DECEMBER  31, 1998  COMPARED TO THE YEAR ENDED  DECEMBER 31,
1997.

Net earnings decreased by $108.5 million to a loss of $2.4 million for the year ended December 31, 1998 compared to the same period in the prior year. The decline was due primarily to interest expense of $4.8 million in 1998, and increase of $2.8 million over 1997, and gains on Cancellation of Debt of $108.0 million in 1997, in connection with confirmation of the reorganization plan.

Revenues
The Company generated $57.8 million in casino revenue and $16.1 million in gross hotel, food, beverage, retail and other revenue during the year ended December 31, 1998, as compared to the year ended December 31, 1997, the Company generated $ 57.9 million in casino revenue and $ 15.1 million in gross hotel, food, beverage, retail and other revenue. The decrease in casino revenue is primarily due to the fact that the Company suffered from major damage due to Hurricane Georges. The Mississippi Gaming Commission required that all Mississippi Gulf Coast Casinos close by 8:00 p.m., Friday, September 25, 1998. Treasure Bay suffered from major damage to the casino mooring system and the hotel facility. The entire casino remained closed until October 8, 1998. Although, the facility was only closed for 12 days, the impact was in excess of $2,000,000.00. (see note 3 to the consolidated financial statements included herein)

Costs and Expenses
Total costs and expenses increased by $1.4 million during the year ended December 31, 1998. The increase relates primarily to increased revenues which resulted in higher variable costs such as salaries and wages, prior to Hurricane Georges and the increase in costs of goods sold in an effort to increase the quality of the Company's food and retail choices. In addition, the Company incurred certain costs associated with the time the casino and hotel were closed.

Interest expense increased from $1.9 million in 1997 to $4.8 million for the year ended December 31, 1998. This increase is because under Chapter 11 the Company had ceased accruing and paying interest expense on all pre-petition liabilities. Upon confirmation of the reorganization plan in August 1997, the Company began accruing and paying interest.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

As of December 31, 1998, the Company had $5.0 million in unrestricted cash and cash equivalents compared to $5.8 million in 1997. The decrease in cash is due to expenditures for capital improvements and cash spent for repairs and maintenance associated with Hurricane Georges.

Net cash provided by operating activities totaled $1.4 million 1998, and $2.8 million, in 1997. The decline in operating cash flow is due to the closing of the casino and repairs due to Hurricane Georges.

During 1998, 1997, and 1996, the Company's capital expenditures totaled $2.9 million, $5.6 million, and $ 908,000, respectively.



As of December 31, 1998, the Company's long-term debt included First Mortgage Notes which are balloon notes payable in full on August 1, 2006. he stated interest rate on the new First Mortgage Notes was considered lower than the interest rate at which the Company could typically have obtained financing with similar terms, which was determined to be 13.5%. The First Mortgage Notes were recorded at their discounted value to approximate their fair market value. The difference between the fair market value and principal value at inception of $2,286,000 was recorded as debt discount and is being amortized over the term of the related debt using the effective interest method. The Notes are secured by the vessel, hotel, and other furniture, fixtures, and equipment. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, maintaining certain fixed coverage ratios, restriction of dividends, and numerous restrictions on borrowings. The Company is currently in compliance with all covenants.

The Company's ability to service its debt will be dependant on its future performance, which will be affected by, among other things, prevailing economic conditions and financial business and other factors, many of which are beyond the Company's control.

The Company expects that available cash and cash from future operations will be adequate to fund debt service and working capital through December 31, 1999. However, there can be no assurance that the Company will have the capital to sustain operations or make some of the capital improvements that may be necessary to remain competitive in the local market.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Treasure Bay's primary exposure to market risk (of the risk of loss caused by adverse changes in market rates and prices, currency exchange rates and commodity prices) is with respect to potential interest rate risk associated with some notes payable that are based on the interest rates. As of December 31, 1998, Treasure Bay did not hold any investments that are considered risk sensitive instruments as described in Item 305 of Regulations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Financial statements and accompanying footnotes are attached hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINACIAL DISCLOSURES
There are no disagreements with accountants on accounting and financial disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     ITEM 11.     EXECUTIVE COMPENSATION

         Name            Age   Position
Bernard  P. Burkholder   45    President, Chief Executive Officer, Director

William A. Bryce         48    Director

Edward M. Farrell        35    Director, Executive Vice President, Chief Financial Officer

Ronald J. Jensen         53    Director

Francis L. Miller        67    Director, Chairman of the Board, Majority Stockholder


Bernie Burkholder is currently the President and Chief Executive Officer. He also serves as General Manager of the operating company, Treasure Bay Biloxi. Mr. Burkholder formerly held the positions of Vice President of Development and Secretary/Treasurer.

Mr. Burkholder has a broad business background and still remains involved in several ongoing ventures. He is a stockholder or partner in several independent entities involved with agriculture and aquaculture projects in the Pacific Northwest. In addition, these entities own and operate two vessels and a shore-based enterprise targeting king crab, snow crab, halibut and salmon in Alaska.

Mr. Burkholder was one of the original partners in Arctic Alaska Fisheries, Inc. (Arctic Alaska), a company that owned and operated vessels in Alaska and the Bering Sea. This company produced seafood products for sale and distribution to worldwide markets. Mr. Burkholder was a member of the team that took Arctic Alaska public in 1987. The company was traded on the New York Stock Exchange until its sale in 1993 to Tyson Foods. Mr. Burkholder held the original position of Managing Captain at Arctic Alaska, then later moved to the position of Vice President of Soviet Operations.

Since joining Treasure Bay, Mr. Burkholder has been involved in virtually every stage of project developments including construction, licensing, pre-opening, and management of the entity through the Chapter 11 proceedings. In his role as President and General Manager, Mr. Burkholder has been active in the management of the daily operations at Treasure Bay Biloxi.

William A. Bryce has served as director since June of 1997. He brings over 25 years of business experience to Treasure Bay. In addition to serving as a board member, he is Global Account Manager with Productivity Point International, an international training company whose services he sells to Fortune 500 companies throughout the United States.

His prior  experience  includes 17 years with  International  Business  Machines
(IBM) in sales, management, training and operations; Drake Beam Morin, Inc., where he was Vice President of Sales and National Director of Training; and HealthCare Recoveries, where he served as a Sales and Marketing Manager.
Throughout his career, Mr. Bryce has been involved with growing or reviving business units within the companies for which he worked.

Ed Farrell began with Treasure Bay Biloxi in November 1993 prior to its opening. Mr. Farrell worked in the capacity of Vice President of Finance, and was involved in many facets of the successful opening of the facility. In January of 1996, he was appointed to the position of Executive Vice President and Chief Financial Officer.

Mr. Farrell has worked in the gaming industry since 1984 and has held a wide variety of positions at both professional and line levels. Prior to his employment with Treasure Bay, he served as Vice President of Finance for Grand Casino Gulfport. While at Grand Casino, Mr. Farrell was responsible for the design and implementation of virtually all casino-related systems and controls. His responsibilities included hiring and training the finance personnel prior to the Grand Casino's opening. Prior to joining Grand Casino, Mr. Farrell was employed by Mirage Resorts, Inc., in various financial positions including Assistant Casino Controller, Internal Control Analyst and Internal Audit Supervisor. While at the Mirage, he was involved with the opening of the Mirage Casino and Hotel, which at that time was the largest revenue producing casino in U.S. history.

Ronald J. Jensen was President, Chief Executive Officer and Director of Arctic Alaska Fisheries Corporation from 1990 to 1993. From 1982 to 1987, he was President and Chief Executive Officer of Sea-Alaska Products. He has served as a Director of Tyson Foods, Inc., The Sea Pride Corporation, U.S. Tuna Foundation, and Pacific Seafood Processors Association. Mr. Jensen has served on numerous fishing industry-related governmental committees with the Department of Commerce and Department of State. From 1982 to 1986, he was the Chief U.S. spokesman for the U.S. - Japan industry negotiations. Mr. Jensen is a Certified Public Accountant in Washington.

Francis L. Miller, the founder of the Company, has served as Chairman of the Board and Chief Executive Officer of the Company during the start-up of Treasure Bay Corp. From 1987 to 1992, he was Chairman of the Board of Arctic Alaska Fisheries Corp., a public company that conducted the construction and operation of a 34-vessel fishing fleet in the Bering Sea. Mr. Miller founded Arctic Alaska and oversaw its growth into an international fishing and fish processing operation with more that 2,200 employees, and in excess of $220 million in annual revenues. He and several other shareholders sold the Arctic Alaska in October 1992 to Tyson Foods, Inc. Mr. Miller served on the Board of Directors of Tyson Foods, Inc., from October 1992 through early 1993.

The following Summary Compensation Table sets forth information about the compensation paid or accrued by the Company during the fiscal years ended December 31, 1998, 1997, and 1996, to the Company's Chief Executive Officer and each of the other highly compensated executive officers of the company

Bernard P. Burkholder
           Year                Salary                  Other Compensation
           1998                $200,000
           1997                $200,000
           1996                $199,423

Edward M. Farrell
          1998                 $130,000                 1,800   (a)
          1997                $111,000
          1996                $107,000

(a)      Reflects matching contributions under the Treasure Bay 401(k) plan.
The Company's 401 (k) plan is a defined benefit plan which applies to all employees who have completed a year of qualified service, including directors who are employees.

Director Compensation:
The non-employee directors of the Company are all reimbursed for travel and expenses incurred in attending board meetings and other events at the casino. Mr. William Bryce receives a monthly salary of $2,000 for his services, he is the only non-employee director to receive a salary.

Employment agreements:
NONE

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth the name, number of shares and percentage of ownership for all owners with more than five percent of the Company's stock.

Name                             Number of Shares        Percentage of Ownership
Francis Miller *                        5,672,975                  56.73%

Ronald Jensen                            589,333                   5.89%

Bernard P. Burkholder                    537,533                  5.38%

Grace Brothers                           995,652                  9.99%





ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has notes payable to Francis Miller in monthly installments of $18,000 through February 2001, including variable interest at the Chase Manhattan base rate plus 1%, the current balance as of December 31, 1998 was $1,878,000. In February 1999, the Company entered into another note payable to Mr. Miller in the amount of $300,000, with the same terms as above.

On February 22, 1999, the Company entered into two notes with Coast Community Bank totaling $1,500,000, with 9% interest only due monthly until August 24, 1999, at such time the notes can be renewed with guarantees from the President and Francis Miller. The notes are secured by a first lien on certain land and improvements.


On February 1, 1999, the Company entered into a ten (10) year lease agreement with Bay Investments, LLC to lease a building with 8,042 square foot office facility and 14,227 square foot warehouse and storage space. The terms are for monthly payment of $9,000 with the Company to be responsible for repairs and maintenance, property taxes, insurance. At any time within five years the
Company may purchase the premises for the sum of One Million Dollars ($1,000,000). At any time after five years and within ten years the Company may purchase the leased premises for the sum of One Million Three Hundred Thousand Dollars ($1,300,000). The Company is already utilizing the warehouse space and will be moving the finance and human resources departments in order to free the current space being used in the hotel. The hotel intends to lease the space to provide added amenities to hotel guests. Bay Investments, LLC is a Company owned by Francis Miller and Bernie Burkholder. Both are shareholders and directors of the Company.

                                    PART IV.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

1. Financial Statements-See the Index to Financial Statement and schedules on page F-1.
2. Financial Statement Schedules-See the Index to Financial Statements and Schedules on page F-1.
3. Exhibits


                   TREASURE BAY GAMING & RESORTS, INC.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
               As of the dates and for the periods indicated below

INDEPENDENT AUDITORS' REPORT

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996

Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996

Consolidatd Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

Notes to the Financial Statements

Schedules


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Treasure Bay Gaming & Resorts, Inc.:

We have audited the accompanying consolidated balance sheets of Treasure Bay Gaming & Resorts, Inc. (a Delaware corporation) and subsidiary as of
December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each the three years in the period ended December 31, 1998. These financial statements and the exhibits referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Treasure Bay Gaming & Resorts, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Arthur Andersen, LLP
New Orleans, Louisiana,
March 5, 1999




               TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                                                        1998              1997

CURRENT ASSETS:
   Cash and cash equivalents, including restricted cash
     of $ 57,000 and $55,000 as of December 31, 1998 and 1997,
respectively                                                                       $     5,071,000   $     5,887,000
   Accounts receivable, net of allowance for doubtful accounts of
$510,000, $625,000 as of December 31, 1998 and 1997, respectively                        2,680,000         1,048,000
   Inventories                                                                             412,000           271,000
   Prepaid expenses                                                                        697,000           590,000

         Total current assets                                                            8,860,000         7,796,000

PROPERTY AND EQUIPMENT, net                                                             46,489,000        46,777,000

OTHER ASSETS                                                                             1,077,000           415,000

                                                                                   $    56,426,000   $    54,988,000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable-trade                                                          $     3,586,000   $     1,346,000
   Accrued salaries and benefits                                                         1,539,000         1,490,000
   Accrued jackpots                                                                        893,000           999,000
   Accrued taxes payable                                                                 1,796,000         1,707,000
   Accrued interest payable                                                                679,000           664,000
   Other accrued liabilities                                                             1,930,000         2,473,000
   Current portion of long-term debt                                                     1,627,000         1,374,000

         Total current liabilities                                                      12,050,000        10,053,000

LONG-TERM DEBT                                                                          39,823,000        38,024,000

         Total liabilities                                                              51,873,000        48,077,000

COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value, 20,000,000 shares
     authorized, 10,000,000 shares issued and outstanding                                  100,000           100,000
   Additional paid-in capital                                                           47,382,000        47,382,000
   Accumulated deficit                                                                 (42,929,000)      (40,571,000)

         Total stockholders' equity                                                     4,553,000         6,911,000

                                                                                   $    56,426,000   $    54,988,000

                                   The accompanying notes are an integral part of these statements.


                                         TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY


                                                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                         1998               1997               1996

REVENUES:
   Casino                                                          $    57,858,000    $    57,916,000    $    56,130,000
   Food and beverage                                                    11,114,000         10,473,000          9,935,000
   Rooms                                                                 3,335,000          3,626,000          3,231,000
   Other                                                                 1,642,000          1,000,000            748,000

   Less:  Promotional allowances                                        (8,500,000)        (8,400,000)        (8,098,000)

     Net revenues                                                        65,449,000         64,615,000         61,946,000

OPERATING EXPENSES:
   Casino                                                               36,591,000         36,186,000         34,273,000
   Food and beverage                                                     3,580,000          2,950,000          2,363,000
   Rooms                                                                 1,651,000          1,418,000            970,000
   Selling, general and administrative                                  13,388,000         15,128,000         14,210,000
   Utilities                                                             1,370,000          1,317,000          1,333,000
   Depreciation and amortization                                         3,968,000          3,497,000          4,032,000
   Other                                                                   650,000            426,000            692,000

     Total operating expenses                                           61,198,000         60,922,000         57,873,000

     Income from gaming operations before
corporate expenses                                                       4,251,000          3,693,000          4,073,000
     Corporate expenses                                                 (1,946,000)          (847,000)        (1,055,000)

   Income from operations                                                2,305,000          2,846,000          3,018,000

RESTRUCTURING EXPENSES                                                         -       (3,250,000)        (1,546,000)

OTHER INCOME (EXPENSE):
   Interest expense                                                     (4,762,000)        (1,910,000)          (194,000)
   Gain (loss) on disposition of assets                                     35,000             50,000            (11,000)
   Other income, principally interest                                       64,000            391,000            511,000

     Total other income (expense)                                       (4,663,000)        (1,469,000)           306,000

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR
   INCOME TAXES AND EXTRAORDINARY ITEM                                  (2,358,000)        (1,873,000)         1,778,000

PROVISION (BENEFIT) FOR INCOME TAXES                                           -0-               -0-                -0-

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                 (2,358,000)        (1,873,000)         1,778,000

EXTRAORDINARY ITEM - GAIN ON FORGIVENESS
   OF DEBT                                                                     -0-        107,992,000          3,990,000

NET INCOME (LOSS)                                                  $    (2,358,000)   $   106,119,000    $     5,768,000



                                   The accompanying notes are an integral part of these statements.

   TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY


   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996


                                                            9% Redeemable
                                                            Cumulative
                                                            Preference                  Additional
                                  Shares           Amount   Shares      Amount           Capital           Deficit         Total

BALANCE, December 31, 1995 .  3,307,208.34     33,000.00  1,000   $  15,000,000    $  19,402,000    $(152,458,000)   $(118,023,000)

NET INCOME FOR THE YEAR ....          -           -          -              -                -           5,768,000       5,768,000

BALANCE, December 31, 1996 .. 3,307,208.34      33,000.00     1,000   15,000,000       19,402,000     (146,690,000)   (112,255,000)

CANCELLATION-ORIGINAL EQUITY (3,307,208.34)   (33,000.00)   (1,000)   15,000,000)      15,033,000              -                  -

ISSUANCE OF COMMON STOCK ... 10,000,000.00       100,000         -             -       12,947,000              -         13,047,000

NET INCOME FOR THE YEAR .......       -                -         -           -            -            106,119,000      106,119,000

BALANCE, December 31, 1997 ..10,000,000.00       100,000          -          -         47,382,000      (40,571,000)       6,911,000

NET LOSS FOR THE YEAR .....           -               -          -            -                -       (2,358,000)      (2,358,000)

BALANCE, December 31, 1998 .. 10,000,000.00 $     100,000        -    $      -      $  47,382,000    $ (42,929,000)   $   4,553,000


  The accompanying notes are an integral part of these statements.

                                   TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                                 1998                1997                 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                         $   (2,358,000)    $    106,119,000     $    5,768,000
   Adjustments to reconcile net income (loss) provided by
     operating activities-
       Depreciation and amortization                                              3,968,000            3,498,000          4,032,000
       Accretion of discount on notes payable                                       232,000               62,000                -0-
       (Increase) Decrease in receivables                                        (1,657,000)            (462,000)           338,000
       (Increase) Decrease in inventories                                          (141,000)             (76,000)             2,000
       (Increase) Decrease in prepaid expenses                                      (82,000)             (36,000)           (98,000)
       (Increase) decrease in other assets                                         (662,000)             288,000             37,000
       (Decrease) Increase in liabilities subject to compromise                          -0-          (1,653,000)         1,076,000
       (Decrease) Increase in liabilities not subject to compromise               2,183,000            3,130,000        ( 3,514,000)
       Gain on forgiveness of debt                                                      -0-         (107,992,000)        (3,990,000)
       Net (gain) loss on disposal of assets                                        (64,000)             (50,000)           (11,000)

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,419,000            2,828,000          3,640,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                           (2,879,000)          (5,555,000)          (908,000)
   Other, net                                                                       (50,000)                  -0-                -0-
   Proceeds from sale of assets, net of transaction costs                           250,000              124,000                -0-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (2,679,000)          (5,431,000)          (908,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                        2,638,000            2,250,000                -0-
   Repayments of notes payable                                                   (2,194,000)         (12,444,000)        (1,340,000)
   Proceeds from sale of capital stock                                                  -0-            3,308,000                 -0-

NET CASH USED IN FINANCING ACTIVITIES                                               444,000           (6,886,000)        (1,340,000)

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                     (816,000)          (9,489,000)         1,392,000

CASH AND CASH EQUIVALENTS, beginning of period                                    5,887,000           15,376,000         13,984,000

CASH AND CASH EQUIVALENTS, end of period                                     $    5,071,000     $      5,887,000     $   15,376,000


                                   The accompanying notes are an integral part of these statements.

              TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION:

The  accompanying  consolidated  financial  statements  include the  accounts of

Delaware   corporation   incorporated  in  August  1993,  and  its  wholly-owned
subsidiary,  Treasure Bay Corp. ("TBC"), a Mississippi corporation  incorporated in February  1993.  The financial  information  is represented on a consolidated basis and significant intercompany accounts have been eliminated.


The Company was organized to develop, own and operate casinos in the State of Mississippi and other emerging gaming jurisdictions. The Company currently owns and operates a casino in Biloxi, Mississippi ("Treasure Bay Biloxi") and owned and operated a casino in Tunica, Mississippi ('Treasure Bay Tunica') which closed in 1995.


Treasure Bay Biloxi - On July 18, 1993 the Company purchased a 254-room hotel in
Biloxi, Mississippi. In 1993, the Company commenced construction of a 56,000 square foot dockside casino adjacent to the hotel. The casino was completed and licensed by the Mississippi Gaming Commission on April 21, 1994. The casino opened on April 28, 1994.

On December 2, 1998, the Company  received a gaming license in St. Croix,  U. S.
Virgin  Islands.  The license is effective from June 2, 1999 until June 1, 2001.
Treasure Bay is in the process of executing a formal management agreement with Grapetree Shores, to operate a gaming facility in St.Croix, U.S. Virgin
Islands. Grapetree Shores is owned by the managing partner of the primary holder of the Company's First Mortgage Notes (see Note 5).

2.   CONFIRMATION OF REORGANIZATION PLAN:

On August 8, 1997, Treasure Bay received confirmation of its reorganization plan
(the "Plan") that was filed February 6, 1997. The Company had been operating as a debtor-in-possession under Chapter 11 of the U.S. Bankruptcy Code since
November 18, 1994. Under Chapter 11, certain claims against the Company in existence prior to the filing of the petitions for relief under the Federal bankruptcy laws were stayed while the Company continued business operations as debtor-in-possession.

The approved plan provided that all outstanding  Securities (consisting of First
Mortgage Notes, common stock and preferred stock) would be canceled, annulled and extinguished. New Notes and Common Stock were issued. Except as provided in the Confirmation Order, the plan discharged the Company from all claims or debts that arose before the bankruptcy date which resulted in an extraordinary gain on forgiveness of debt of $107,992,000 in the year ended December 31, 1997. The new equity investors' contribution was in the form of cash and real estate. This gave these investors 90% of the Company's new stock. First mortgage Noteholders surrendered all of the old notes and were issued new notes in the amount of $27,250,000 and 10% of the newly issued common stock valued at $1,000,000. They also loaned the reorganized Treasure Bay an additional $2,250,000 for working capital. Since the Miller family controlled both the Company prior to its reorganization and the group of new investors, the Company was not eligible for "resh start" accounting. Accordingly, the new common stock issued to the Miller family was recorded at the Miller's cost of the property received by the Company
($4,712,000). Other shares issued as a result of the reorganization were recorded at values based on the market value of the property contributed to the Company ($7,335,000). The Plan provided for Treasure Bay to incur certain other indebtedness in settlement of pre-petition claims (see Note 5).

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Cash  Equivalents,   Receivables  and  Accounts  Payable-The  carrying  amount
approximates fair value because of the short maturity of these instruments.
Cash and Cash Equivalents

Cash and cash equivalents are highly liquid investments with an original maturity of three months or less and are stated at market value which equals cost. Restricted cash of $57,000 and $55,000 at December 31, 1998 and 1997, respectively, is in a money market account that secures unpaid worker's compensation claims.

Accounts Receivable

At December 31, 1998, accounts receivable consists primarily of markers from casino credit play and receivables from hotel guests (collectively, "casino receivables") and insurance claims receivable totaling $900,000. At December 31, 1997, accounts receivable consist primarily of casino receivables.

Inventories

Inventories consisting primarily of food and beverage and retail items are stated at cost, using a first-in/first-out basis.

Property and Equipment

Property and equipment are recorded at cost.  Depreciation  and amortization are provided for on the  straight-line  method over the following  estimated  useful lives:
           Building and improvements                              20-30 years
           Leasehold acquisition costs                            10-30 years
           Furniture, fixtures and equipment                      4-7 years

Effective January 1, 1997, the Company changed the depreciable lives on certain equipment from four to seven years. The change was made due to the fact that the equipment was approaching the end of four years of service and the Company intends to continue to use the equipment for several more years. The change increased net income for 1997 by approximately $710,000.


Normal   repairs  and   maintenance   are  charged  to  expense  when  incurred.
Expenditures  which materially  extend the useful life of the capital assets are capitalized.

Leasehold acquisition costs were amortized over the initial term of the lease including the renewal options, which the Company expected to exercise.

Other Assets

Other assets consist primarily of deposits held by vendors and prizes for various slot jackpots.

Income Taxes

The Company files consolidated Federal and Mississippi tax returns. The Company has adopted the provisions of Statement of Financial Accounting Standards (FAS)
No. 109, "Accounting for Income Taxes", which requires, among other things, that deferred tax assets and liabilities be recorded using the liability method, and that deferred tax assets be recognized, subject to appropriate reserves for realization.

The Company has a net operating loss carryforwards for income tax purposes of approximately $73,000,000 which will begin expiring in 2008. No net tax benefit for the losses has been recorded. The deferred tax asset resulting from differences in the timing of the deduction of asset valuation provisions and the capitalization and amortization of preopening expenses for income tax purposes account for substantially all of the differences between book and taxable income.

Litigation and Contingencies
The Company adheres to FAS No. 5,'Accounting for Contingencies', concerning the recording of liabilities for pending litigation.

Casino Revenues and Complimentaries
In accordance with prevailing industry practice, the Company recognizes as casino revenues the net win from gaming activities, which is the difference between gaming wins and losses. Revenues include the retail value of rooms, food, beverage, and other goods and services provided to customers without charge. Such amounts are then deducted as promotional allowances. The estimated cost of providing these complimentary goods and services was $6,650,000, $6,009,000, and $5,803,000 for food and beverage and $832,000, $1,041,000, and
$593,000 for rooms and other expenses for the years ended December 31, 1998, 1997 and 1996, respectively.

Restructuring Expenses
Restructuring   expenses  primarily  include  legal  and  professional  services rendered in connection with restructuring activities.

Consolidated Statement of Cash Flows
The following supplemental disclosures are provided as part of the consolidated statement of cash flows.

The Company paid cash for interest of $4,747,000, $1,195,000 and $42,000 during 1998, 1997 and 1996, respectively. During 1997, the Company partially financed the purchase of land with a $900,000 note payable (see Note 5).

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



Reclassifications

Certain reclassifications of prior year information have been made to conform to the current year presentation.

Risk Factors
Certain risk factors have been identified by the Company that may impact its ability to achieve ongoing successful operations. Suchfactors include the following:

Ability to Service Debt Obligations - The Company has significant outstanding indebtedness as of December 31, 1998, and has incurred additional indebtedness subsequent to year-end. Incremental future borrowings are anticipated.

The Company's substantial indebtedness could adversely affect the Company's business, financial condition and results of operationsby:

o increasing the Company's vulnerability to general adverse economic and industry conditions;

o limiting the Company's ability to obtain additional financing on satisfactory terms and to otherwise fund its future working capital and capital expenditures.

Local Competition - During 1995 gaming capacity in the Biloxi market decreased due to the closure of two competing properties and remained unchanged through December 1997. However, in the future, competition on the Gulf Coast is expected to increase as new and current casino operators expand their facilities.
Imperial Palace, Biloxi's first casino operated by a Las Vegas casino operator, opened in December 1997. Beau Rivage, an even larger competitor, opened in 1999.
Many of the Company's competitors have greater financial resources than the Company.

Competition from Other  Jurisdictions - A significant  portion of the revenue in the Biloxi  market  comes  from  adjacent  states.  Louisiana  currently  has 13
operating  riverboat  casinos.  In  addition,   a  land-based  casino  is  under
construction  in New Orleans,  Louisiana,  and is expected to open in the fourth quarter of 1999. Other nearby states are considering gaming legislation. Passage of gaming in any of these states could have a negative  effect on the  Company's revenues.



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

Severe Weather - A hurricane, flood or other severe weather could cause significant physical damage to the Company's casino and on-shore facilities, which could result in service interruption and reduction in the number of potential customers traveling to the Company's casino market, which could have a material adverse impact on the Company's operating results. On September 25, 1998, the Company suspended operations due to Hurricane Georges, and the casino remained closed until October 10, 1998. The Company estimates that due to the closure of the casino and other related factors, operating income was negatively impacted by approximately $2 million during 1998.


   PROPERTY AND EQUIPMENT:

Property and equipment consists of the following as of December 31:

                                                                                 1998              1997

       Land                                                                 $   18,244,000    $ 18,244,000
       Casino barge, buildings and improvements                                 38,747,000       37,754,000
       Leasehold acquisition costs                                              19,548,000       19,548,000
       Furniture, fixtures and equipment                                        23,571,000       21,669,000

                                                                               100,110,000       97,215,000
       Less:  Accumulated depreciation and Amortization                        (18,621,000)     (15,438,000)
              Valuation reserve                                                (35,000,000)     (35,000,000)

                  Total property and equipment, net                         $   46,489,000    $ 46,777,000

Real property and furniture, fixtures and equipment are pledged as collateral for notes payable (Notes 5 and 6). In accordance with FAS No. 121 (see Note 3), the Company established reserves during 1994 to reduce the value of its casino facilities to the current estimated fair value. The Treasure Bay Biloxi casino was written down to the lower of cost or market value. This resulted in a $35,000,000 charge to income for Treasure Bay Biloxi for the year ended December 31, 1994.

In November 1996, Treasure Bay deeded over the land owned in Tunica County to the Tunica County tax assessor along with a cash payment of $215,000 from the restricted cash account in full settlement of all personal and real property taxes payable to Tunica County. This settlement resulted in a reduction of tax expense in the amount of $175,000.
5.   LONG-TERM DEBT:

Long-term debt, including capital lease obligations, consists of the following:

                                                                                                      December 31,
                                                                                               1998            1997

12% First Mortgage Notes due August 1, 2006 ...........................................   $30,385,000   $29,500,000

Note payable in monthly installments of $88,000 through
November 1, 2003, including interest at 10% secured by
gaming equipment..................................................................        4,092,000      4,657,000

Notes payable to Francis Miller in monthly installments of $18,000
 Through February, 2001, including variable interest at the
Chase Manhattan base rate plus 1%............................     ..................      1,878,000             -0-

Notes payable in monthly installments of $13,000 through
May 1, 2015, including interest at 8% secured by land ............... ................     1,476,000     1,517,000

Note payable in monthly installments of $34,000 through
September 1, 2002, including interest at 12%, as settlement of pre-petition taxes owed to Harrison County and the State of
Mississippi ..........................................................................     1,280,000     1,527,000


Note payable in monthly installments of $18,000 through
September 16, 2002, including interest at 8.5% secured by land .......................       709,000       863,000

Note payable to lessor  in monthly installments of $ 18,000
through September 1, 2002, including interest at 8%, to pay
pre-petition rent ......................................................................     682,000      832,000

Capital lease obligations secured by assets .............................................    159,000        51,000

Note payable in monthly installments of $8,000 through
September 1, 2002 as satisfaction of a pre-petition obligation ..........................     166,000       267,000
                                                                                             40,827,000    39,214,000

Other long-term debt ..................................................................      2,730,000     2,522,000

                                                                                             43,557,000    41,736,000

Less current maturities..........................................................    .....   .1,627,000    1,374,000

Less debt discount on First Mortgage Notes and certain
other notes payable .....................................................................     2,107,000     2,338,000
                                                                                            ,000   $38,024,000


The First Mortgage Notes are balloon notes payable in full on August 1, 2006. Interest is payable quarterly; however, the Indenture provides that the Company may make certain interest payments in kind through the issuance of additional first mortgage notes, limited to one-half of the interest due on any one interest payment date, one-half of three quarterly interest payments in fiscal 1998, or one interest payment during any year in which the Mississippi Gaming Commission orders the closure of the casino due to adverse weather or certain other conditions. In September 1998, the Mississippi Gaming Commission ordered all casinos to close in anticipation of Hurricane Georges. Consequently, the Company made the interest payment due November 1, 1998 as a payment in kind. Also, one-half of the interest payment due in February, 1999 was made in kind pursuant to the terms of the Indenture. The stated interest rate on the new First Mortgage Notes was considered lower than the interest rate at which the Company could typically have obtained financing with similar terms, which was determined to be 13.5%. The First Mortgage Notes were recorded at their discounted value to approximate their fair market value. The difference between the fair market value and principal value at inception of $2,286,000 was recorded as debt discount and is being amortized over the term of the related debt using the effective interest method. The First Mortgage Notes are secured by the vessel, hotel, and other furniture, fixtures, and equipment. The Indenture requires compliance with certain financial and other covenants, including, but not limited to, a minimum net worth requirement, a fixed charges coverage ratio requirement and restrictions on certain operating activities and future borrowings. The Company must maintain a consolidated net worth of at least $3,000,000. The Company believes it is in compliance with all such covenants as of December 31, 1998.

Other Long-Term Debt represents the estimated amount of a settlement agreement for pre-petition and gap claims, (as defined by the United States Bankruptcy
Code) due to a vendor for progressive jackpot payments and software services.

The agreement provides for additional progressive payments of 1.5% on progressive machines for a total of 30 months. In addition, the Company has accrued deferred rent to normalize the annual lease payments over the initial term of the lease plus the first two renewal periods (see Note 7).deferred rent to normalize the annual lease payments over the initial term of the lease plus the first two renewal periods (see Note 7).

Annual maturities of long-term debt for the five years following December 31, 1998, are as follows:

                      1999                           1,627,000
                      2000                           1,746,000
                      2001                           1,815,000
                      2002                           1,824,000
                      2003                           1,184,000
                      Thereafter                    32,631,000

During 1998, the Company entered into a $2,000,000 capital expenditure loan agreement with its primary stockholder, Francis Miller. Variable interest (Chase Manhattan Base Rate plus 1%) is due on the first day of each month. The principal is due February 1, 2001. In February 1999, Francis Miller advanced the Company an additional $300,000 under the same terms.

6.   LIABILITIES SUBJECT TO COMPROMISE:
As described in Note 2, the Company had been operating as debtor-in-possession under the U. S. Bankruptcy Code since November 18, 1994. In accordance with the provisions of the U. S. Bankruptcy Code, payment on the Company's prepetition debt was suspended and reclassified as 'Liabilities Subject to Compromise'.

Payment or other disposition of the secured and unsecured liabilities of the Company existing as of the date of the bankruptcy proceedings was deferred until a plan of reorganization had been approved by the requisite number of the Company's creditors and confirmed by the U. S. Bankruptcy Court. The plan of reorganization settled all of the liabilities referred to above. As of December 31, 1998 and 1997, all of the obligations have been paid, cancelled, transferred to new notes, or remain in the accrued liability section of the balance sheet.

During 1996, the Company recognized as extraordinary gain of $4.0 million as a result of cancellation of indebtedness relating to the actions of the Bankruptcy Court in identifying allowed claims. The extraordinary gains on forgiveness of debt were calculated as the difference between the fair value of the consideration given and the carrying value of the related debt.

7.   OPERATING LEASES:

The Company conducts certain operations on leased property and leases certain equipment and machinery. The Company's operating leases, including the Company's property leases, are executory contracts.

The Company entered into an operating lease for its Biloxi, Mississippi mooring site commencing March 4, 1993. The lease is for an initial term of ten years, with two ten-year renewal options and an additional renewal option extending the term to 50 years subject to renegotiated terms. Under the terms of the agreement, the annual rent escalates from $1,310,000 in the initial year to $2,335,000 per year in years 21-30, with additional annual increases based on the Consumer Price Index. The Company has accrued deferred rent to normalize the annual lease payments over the initial term of the lease plus the first two renewal periods. At December 31, 1996, accrued deferred rent is recorded as a liability subject to compromise. Subsequent to December 31, 1996, the Company accepted the lease, contingent upon confirmation of the plan of reorganization. The lease provides that, upon completion by the Company of an initial public offering of the Company's common stock, the lessors are entitled to purchase from the Company $1,000,000 worth of common stock at the initial offering price. The Company is required to pay all taxes, insurance, utilities and maintenance expenses related to the leased property. The Company entered into a stipulation agreement to continue the lease and has recorded a long-term note payable (see
Note 5) as a settlement of all prepetition rents. The stipulation reduces the annual lease payments to $ 1,200,000 a year with an increase of $100,000 per year until the rent payments catch up with the original lease amounts. Percentage rent is also due on gaming revenues in excess of $58,000,000 per year. The amount of the bonus rent increases as gaming revenue increases.

In December 1992, the Company entered into an operating lease for  approximately
2.9 acres adjacent to its Biloxi mooring site to be used for parking facilities. In connection with the lease, the Company may be required to pay $250,000 as liquidated damages in the event of a default in lieu of all other remedies available to the lessor. The Company is not aware of any defaults that exist. This lease is for an initial term of ten years, with two ten-year renewal options. The lease provides for an initial lump-sum payment of $50,000, and rent of $24,000 per month subject to an annual increase based on the Consumer Price Index. The Company is required to pay all taxes, insurance, utilities and maintenance expenses related to the leased property. On July 15, 1998 a second addendum to the lease was executed which increased the renewal option for an additional 50 years. Consideration included a one time payment of approximately $83,000 and an increase in the annual payments to $370,000 per year.

The Company entered into a Public Trust Tidelands Lease (the"Tidelands Lease") with the State of Mississippi (the "State") with respect to state tidelands adjacent to the property covered by the Biloxi gaming site lease. The Company was required to enter into the Tidelands Lease prior to the construction of improvements on the state tidelands for the mooring of the vessel at the site. The Tidelands Lease has an initial term of ten years beginning March 1, 1994, with an option to renew for five additional years. Following that time, the State will grant the Company an opportunity to renew the lease on the property on terms to be negotiated. The annual rent for the first five years was to be $550,000; in year six, the State may redetermine the rent in accordance with Mississippi law and cancel the lease if the parties cannot agree to acceptable terms. In 1996 the annual lease amount was reduced to $475,000 per year payable in annual installments for the initial term of the lease. The State of Mississippi has notified Treasure Bay that, effective March 1, 1999, the annual rent will be increased based upon the Consumer Price Index.

Contractual future minimum lease payments at December 31, 1998 for all leases with noncancellable lease terms in excess of one year are approximately as follows:
                             Year Ended          Annual Payments

                                 1999                    2,369,000
                                 2000                    2,424,000
                                 2001                    2,498,000
                                 2002                    2,585,000
                                 2003                    2,287,000
                             Thereafter                 50,490,000

Rent expense totaled $2,631,000, $2,876,000 and $3,084,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

In February, 1999, the Company entered into a lease for office space with an entity owned by the President of the Company and a significant stockholder. The lease provides for monthly payments of $9,000 through January 31, 2009.
8.   COMMITMENTS AND CONTINGENCIES:

Litigation

In the opinion of management, all such pending legal matters are either adequately covered by insurance, or if not insured, will not have a material adverse effect on the financial position or results of operations of the Company.

9.   SUBSEQUENT EVENTS:

On February 22, 1999, the Company entered into two notes with Coast Community Bank totaling $1,500,000, with 9% interest only due monthly until August 24, 1999, at such time the notes can be renewed with guarantees from the President and Francis Miller. The notes are secured by a first lien on certain land and improvements.

In March, 1999, Hancock Bank approved a $5,000,000 loan to the Company bearing interest at Chase Manhattan prime plus 1.75% and payable in 36 monthly installments of principal and interest with a final payment due at the end of the three-year period. The purpose of this loan is to a) refinance existing indebtedness at Coast Community Bank (see above), b) recoup working capital used for, and complete construction of, a brewpub located in the Casino, c) recoup working capital spent on capital projects, and d) provide additional working capital. If executed, the loan will be secured by a first lien on certain land and land improvements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE BAY GAMING & RESORTS, INC.

By     /S/ LEE ANN HUNTER
     -------------------------
          LEE ANN HUNTER
     Director of Finance

Dated:    April 29, 1999