Form 10-Q
period 1999-03-31
TREASURE BAY GAMING & RESORTS INC
filed 1999-05-18
CIK 916608

                          COMPANY IS NOT A SEC REGISTRANT
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                                   (Mark One)
 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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



                                Yes _____ No____

                     This company is not an SEC registrant

As of March 31, 1999, there were 10,000,000 shares of Common Stock, $0.01 par value per share, outstanding.

                        TREASURE BAY GAMING RESORTS, INC.

                                      INDEX


PART I.           FINANCIAL STATEMENTS


                      ITEM 1.        FINANCIAL STATEMENTS

                                     Consolidated Statements of Earnings for the three months ended March 31, 1999 and March 31, 1998

                                     Consolidated Balance Sheets as of
                                     March 31, 1999 and December 31, 1998

                                     Consolidated  Statements  of  Stockholders'
                                     Equity for year ended December 31, 1998 and the three months ended March 31 1999.

                                    Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998

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


PART II.          OTHER INFORMATION


                     ITEM 1.          Legal Proceedings

                     ITEM 6.          Exhibits and Reports On Form 8-K







             TREASURE BAY GAMING AND RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                         Unaudited                   Audited
                                                                      March 31, 1999              Dec. 31, 1998
                                                                   ----------------------
CURRENT ASSETS
--------------
      Cash and cash equivalents                                                   $4,042                    $5,014
      Restricted Cash                                                                 58                        57
      Accounts receivable, net of allowance for doubtful  accounts                 1,769                     2,680
      Inventories                                                                    296                       412
      Prepaid expenses                                                               481                       697
                                                                   ----------------------       -------------------

       Total current assets                                                        6,646                     8,860
                                                                   ----------------------       -------------------

      PROPERTY AND EQUIPMENT, net                                                 48,236                    46,489
                                                                   ----------------------       -------------------

      OTHER ASSETS                                                                   963                     1,077

                                                                   ----------------------       -------------------

                                                                                 $55,845                   $56,426
                                                                   ======================       ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable                                                            $2,570                    $3,586
      Accrued Salaries and benefits                                                2,306                     1,539
      Accrued Jackpots                                                               851                       893
      Accrued taxes payable                                                        1,648                     1,796
      Other accrued expenses                                                       1,323                     1,930
      Accrued Interest                                                               659                       679
      Current Portion LTD                                                          1,655                     1,627
                                                                   ----------------------       -------------------
      Total Current Liabilities                                                   11,012                    12,050
                                                                   ----------------------       -------------------

      LONG-TERM DEBT                                                              41,696                    39,823

           Total liabilities                                                      52,708                    51,873
                                                                   ----------------------       -------------------

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value,  20,000,000 shares authorized,
        10,000,000 shares issued and outstanding                                     100                       100
      Additional paid in capital                                                  47,382                    47,382
      Accumulated deficit                                                       (44,345)                   (42,929)
                                                                   ----------------------       -------------------

         Total stockholders' equity                                               $3,137                    $4,553
                                                                   ----------------------       -------------------

           Total liabilities and stockholders' equity                            $55,845                   $56,426
                                                                   ======================       ===================




                                           TREASURE BAY GAMING & RESORTS, INC & SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                                               (unaudited)
                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                       Three Months Ended
                                           ------------------------------------------

                                              March 31, 1999         March 31, 1998
REVENUES:
   Casino                                             15,370                  14,507
   Rooms                                                 882                     808
   Food and beverages                                  2,957                   2,731
   Other                                                 370                     373
                                           ------------------     -------------------
Gross Revenues                                        19,579                  18,419
     Less:  Promotional allowances                   (2,398)                 (2,316)
                                           ------------------     -------------------
NET REVENUES                                          17,181                  16,103
                                           ------------------     -------------------

COSTS AND EXPENSES:
   Casino                                              8,948                   7,378
   Rooms                                                 498                     471
   Food and beverages                                  2,782                   2,367
   General and administrative                          2,579                   2,580
   Utilities                                            323                      304
   Depreciation and amortization                       1,043                   1,086
   Lease expense                                         710                     661
   Other                                                 232                     189
                                           ------------------     -------------------
       Total Expenses                                 17,115                  15,036
                                           ------------------     -------------------
        Income/Loss from operations                       66                   1,067
                                           ------------------     -------------------

Other income/expense:
   Gain/loss sale of  assets                               1                      19
   Restructuring/Corporate Expenses                    (374)                   (319)
   Interest expense,                                 (1,184)                 (1,139)
   Other income, principally interest                     75                      21
                                           ------------------     -------------------
      Total other income (expense)                   (1,482)                 (1,418)

   Income/(loss) before provision for income taxes
      and Extraordinary Items:                       (1,416)                   (351)
   Provision for Income Tax                               0                       0
                                                          --                      -
   Net Income/(loss)                                ($1,416)                  ($351)
                                            ==================     ===================

   Average common shares outstanding                  10,000                  10,000

   Income (loss) per common share                    ($0.14)                 ($0.04)



                                            TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED DECEMBER 31, 1998(AUDITED) , and THE THREE MONTHS ENDED MARCH 31, 1999 (UNAUDITED)




                                                                                         Additional
                                                                Common Stock           Paid-In     Accumulated
                                                        ----------------------
                                                         Shares      Amount        Capital        Deficit         Total
                                                                                     -------------- -------------- ---------------

BALANCE, December 31, 1998                                   10,000,000    100,000     47,382,000    (42,929,000)     4,553,000

NET LOSS FOR THE THREE  MONTHS ENDED March  31                     0           0             0         (1,416,000)    (1,416,000)
                                                             ------------ ----------  -------------- -------------- ---------------
BALANCE,  March 31, 1999                                      10,000,000   $100,000     $47,382,000    (44,345,000)    $3,137,000
                                                             ------------ ----------  -------------- -------------- ---------------


                                  TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Three Month Period Ended March 31, 1999 and the Year Ended
                                                    December 31, 1998

                                                                           (Unaudited)
                                                                          Three Months Ended              (Audited)
                                                                            March 31,                    December 31,
                                                                              1999                           1998
                                                                       --------------------           -------------------

Cash Flows from Operating Activities:
        Net income  (loss)                                                     $   (1,416)                     $ (2,358)
        Adjustments to reconcile net loss to net cash used
              in operating activities:
              Depreciation and amortization                                          1,043                         3,968
              Accretion of discount on first mortgage notes payable                     16                           232
              (Decrease) Increase in receivables                                       911                       (1,657)
              (Decrease) Increase in inventories                                       116                         (141)
              (Decrease) Increase in prepaid expense                                   217                          (82)
              (Increase) Decrease in other Assets                                      114                         (662)
              (Decrease) in liabilities not subj. to compromise                        589                         2,183
              Net (gain) loss on disposal of assets                                      1                          (64)
                                                                       --------------------           -------------------
              Total adjustments                                                       1591                         1,419

Cash Flows from Investing Activities:
        Purchases of property and equipment                                        (2,790)                       (2,879)

        Proceeds from sale of assets, net of transaction costs                           0                           200
                                                                       --------------------           -------------------
Net cash used in investing activities                                              (2,790)                       (2,679)

Cash Flows from Financing Activities:
        Proceeds from issuance of notes payable                                        300                         2,638
        Repayments of notes payable                                                   (72)                       (2,194)
        Proceeds from sale of capital stock                                              0                             0
                                                                       --------------------           -------------------
Net cash provided by financing activities                                              228                           444

Net increase in cash and cash equivalents                                            (971)                         (816)
Cash and Cash equivalents, at beginning of period                                    5,071                         5,887
                                                                       ====================           ===================
Cash and cash equivalents, at end of period                                          4,100                         5,071
                                                                       ====================           ===================


The accompanying notes are an integral part of these consolidated condensed financial statements.

              TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Treasure Bay Gaming & Resorts, Inc., a Delaware corporation incorporated in August 1993, and its wholly-owned subsidiaries, Treasure Bay Corp. ("TBC" a Mississippi corporation incorporated in February 1993), and Shoreline Development Inc. a corporation assumed through the reorganization process. The Company was organized to develop, own and operate casinos in the State of Mississippi and other emerging gaming jurisdictions. The Company currently owns and operates a casino in Biloxi, Mississippi.

 The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. They should be read in conjunction with the audited Shareholders report for the years ended December 31, 1998, 1997, and 1996. Therefore, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the fiscal year ended December 31, 1999.

August 8, 1997, Treasure Bay Gaming & Resorts, Inc. (the "Company") received confirmation of its reorganization plan that was filed February 6, 1997. The company had been operating as a debtor-in-possession since November 18, 1994.

The approved plan provided that all outstanding Securities would be canceled, annulled and extinguished. New Notes and Common Stock shall be issued. Except as provided in the Confirmation Order the plan discharged the Company from all claims or debts that arose before the bankruptcy date. The new equity investor's contribution would be $9,000,000 of new value in the form of cash and real estate. This would give the new investors ninety (90%) of the Company's new stock. First Mortgage Trust surrendered all of the old notes and were issued new notes in the amount of $27,250,000 and ten (10%) of the issued common stock. An additional note for $2,250,000.00 for working capital was issued for a total of $29,250,000.



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

The Company expects to have a net operating loss carry-forward for income tax purposes totaling approximately $73 million which will begin expiring in 2008. No net tax benefit for the losses has been recorded. The deferred tax asset resulting from differences in the timing of the deduction of asset valuation provisions and the capitalization and amortization of preopening expenses for income tax purposes account for substantially all of the differences between book and taxable income.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any diluted effects of options, warrants and convertible securities. The Company does not currently have any warrants, options or convertible securities all such items were nullified and void as part of the restructuring plan. For the periods ended March 31, 1999 and March 31, 1998 the earnings per common share was determined by dividing net earnings for the period by the number of shares outstanding at that time.

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

Corporate Expenses
Corporate expenses primarily include legal, audit, professional services, and payroll associated with executive administration.

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

Risk Factors
Certain risk factors have been identified by the Company that may impact its ability to achieve ongoing successful operations. Such factors include the following:

Ability to Service Debt Obligations - The Company has significant outstanding indebtedness as of March 31, 1999, and has secured additional indebtedness subsequent to quarter end. Incremental future borrowings are anticipated.

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


PROPERTY AND EQUIPMENT:
Property and equipment consists of the following as of:

                                                                March 31,              December 31,
                                                                       1999                  1998

       Land                                                       $ 18,244              $ 18,244
       Casino barge, buildings and improvements                      39,526                38,747
       Leasehold acquisition costs                                   19,548                19,548
       Furniture, fixtures and equipment                             25,571                23,571
                                                                  ---------             ---------

                                                                    102,889               100,100
       Less:  Accumulated depreciation and amortization            (19,653)              (18,621)
              Valuation reserve                                    (35,000)              (35,000)
                                                                  ---------             ---------

                  Total property and equipment, net               $ 48,236              $ 46,489
                                                                  ========              ========

In accordance with FAS No. 121 (see Note 3), the Company established reserves during 1994 to reduce the value of its casino facilities to the current estimated fair value. The Treasure Bay Biloxi casino was written down to the lower of cost or market value. This resulted in a $35,000,000 charge to income for Treasure Bay Biloxi for the year ended December 31, 1994.

LONG-TERM DEBT:
Long-term debt, including capital lease obligations consists of First Mortgage Notes and other notes payable secured by furniture and fixtures. The First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is currently in compliance with all conveants.

Other Long-Term Debt
The Company has accrued deferred rent to normalize the annual lease payments over the initial term of the lease plus the first two renewal periods.

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

General Overview
The Company develops, constructs and manages land-based and dockside casinos and related amenities. The Company is currently operating as a single site facility in Biloxi, Mississippi. On December 2, 1998, the Company received a gaming license in St. Croix, U.S. Virgin Islands. Treasure Bay is currently in the process of executing a formal management agreement with Grapetree Shores to operate a gaming facility in St. Croix, U.S. Virgin Islands. Grapetree Shores is owned by the managing partner of the primary holder of the Company's First Mortgage Notes (see Note 5).

The Company has a limited operating history that may not be indicative of the Company's future performance. Additionally, comparison of results from year to year may not be meaningful due to changes in the local gaming markets. Treasure Bay contemplates expanding its existing operation and establishing additional gaming operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 30, 1998.

Revenues:
The Company generated $17.1 million in net operating revenues during the three months ended March 31, 1999 compared to $16.1 for the three months ended March 31, 1998, an increase of 6%. Increases were in the casino, food and beverage, and hotel operations.

The gross casino revenue increase to $15.3 million and $4.2 million in gross hotel, food, beverage, retail and other revenue during the three months ended March 31, 1999. During the three months ended March 31, 1998, the Company generated $ 14.5 million in casino revenue and $ 3.9 million in gross hotel, food, beverage, retail and other revenue.

Costs and Expenses:
Total operating costs before corporate expenses were $17.1 million during the three months ended March 31, 1999, compared to 15.0 million in the three months ended March 31, 1998.

Total Casino expenses increased from $7.4 million in 1998, to $8.9 million for the three months ended March 31, 1999. Th increase is primarily due to the increase in promotional expenses. In an effort to offset ongoing casino construction and anticipated competition the Company launched several innovative marketing programs.

The food and beverage expenses were $ 2.7 million for the three months ended March 31, 1999, compared to $2.4 million for the three months ended March 31, 1998. The 15% increase is primarily related to increased costs of goods sold. The Company decided to increase the overall food quality.

The Company's general and administrative expenses, utilities, depreciation, lease, and other expenses were $4.8 million for the three months ended March 31, 1999 compared to the $4.8 million for the three months ended March 31, 1998.

Other :
Interest expense increased by $45,000 to $1.2 million for the three months ended March 31, 1999. The increase is due to additional indebtedness incurred by the Company during 1998 and the quarter ended March 31, 1999.

Capital resources, capital spending, and liquidity:
As of March 31, 1999, the Company had $4.0 million in non-restricted cash and cash equivalents. The decrease of approximately $970,000, is primarily attributed to the costs associated with capital expenditures and additional promotional expenses in the first quarter.

As of March 31, 1999, the Company's long-term debt included First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is currently in compliance with all convenants.

The Company expects that available cash and cash from future operations will be adequate to fund current debt service and working capital. However, no assurance can be made that the Company will have the capital to make some of the capital improvements that may be necessary to remain competitive in the local market.

Hurricane Georges:
On September 25, 1998, the Mississippi Gaming Commission required all Coast casinos to close gaming operations to prepare for Hurricane Georges. The hurricane caused water and wind damage to the casino and hotel. The Company maintains property, liability, and business interruption insurance to help offset the costs of hurricane damages. The Company estimates that the operating loss resulting from the hurricane was $2 million.

Earning Per Common Share and Net Earnings:
The Company incurred a net loss of $1.4 million during the three months period ended March 31, 1999, compared to a net loss of $351,000 during the three months period ended March 31, 1998.

Net earnings decreased by $1.2 million to a loss of $1.4 million for the three months ended March 31, 1999 compared to the same period in the prior year. The increase in loss is primarily attributed an $1.4 million increase in promotional expenses.

Year 2000
The Company is continually evaluating and resolving any potential problems associated with the Year 2000. The Year 2000 problem exists because computer applications were historically designed to use two digit fields instead of four to designate a year, and date sensitive systems may not properly account for 2000, which could result in miscalculations or system failures. The Company has established a Year 2000 team composed of members of the management in conjunction with the management information department to identify and evaluate Year 2000 issues, with respect to the Company's information systems, suppliers, and facilities. The Company has already updated its financial reporting, payroll processing systems, and most of its hardware to be Year 2000 compatible. The cage and credit system, and the table and slot player tracking systems are scheduled for upgrades in the summer of 1999.

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

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- None

ITEM 5. - OTHER INFORMATION - None

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K
(a) No reports on Form 8-k were filed during the quarter ended March 31, 1999.

PAGE>
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE BAY GAMING & RESORTS, INC.

By     /S/ LEE ANN HUNTER
     -------------------------
          LEE ANN HUNTER
     Director of Finance

Dated:    May 15, 1999