Form 10-Q
period 1999-06-30
TREASURE BAY GAMING & RESORTS INC
filed 1999-08-13
CIK 916608

COMPANY IS NOT A SEC REGISTRANT


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
                             EXCHANGE ACT OF 1934.
                         Commission File Number 22-27770

                       TREASURE BAY GAMING & RESORTS, INC.
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                     Delaware                  64-0835173
            (State of Incorporation)   (IRS Employer Identification No.)

               1983 Beach Blvd., Biloxi, Mississippi             39531
             (Address of principal executive office)          (Zip Code)

                             (228)385-6026
            (Telephone number, including Area Code)

Indicate by check mark whether the registrant (a) has filed all reports required to be filed by Section 13 of 15 (d) of the Security Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (b) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No[ ]

Shares of Common Stock outstanding at August 12, 1999:  10,000,000.

             TREASURE BAY GAMING AND RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                Unaudited                   Audited
                                                             Dec. 31, 1998            Dec. 31, 1998
                                                         ----------------------       -------------------
CURRENT ASSETS
      Cash and cash equivalents                                          $3,512                    $5,014
      Restricted Cash                                                        58                        57
      Accounts receivable, net of allowance for doubtful accounts         1,241                     2,680
      Inventories                                                           281                       412
      Prepaid expenses                                                    1,080                       697
                                                          ---------------------       -------------------

       Total current assets                                               6,172                     8,860
                                                          ----------------------       -------------------

      PROPERTY AND EQUIPMENT, net                                        49,492                    46,489
                                                          ----------------------       -------------------

      OTHER ASSETS                                                          1071                     1,077
                                                          ----------------------       -------------------

      Total Assets                                                       $56,735                   $55,426
                                                          ======================       ===================


LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable                                                    $2,586                    $3,586
      Accrued Salaries and benefits                                        1,535                     1,539
      Accrued Jackpots                                                       880                       893
      Accrued taxes payable                                                  901                     1,796
      Other accrued expenses                                               1,203                     1,930
      Accrued Interest                                                       710                       679
      Current Portion LTD                                                  1,999                     1,627
                                                          ----------------------       -------------------
      Total Current Liabilities                                            9,814                    12,050
                                                          ----------------------       -------------------

      LONG-TERM DEBT                                                      44,815                    39,823

           Total liabilities                                              54,629                    51,873
                                                          ----------------------       -------------------

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value,  20,000,000 shares authorized,
        10,000,000 shares issued and outstanding                             100                       100
      Additional paid in capital                                          47,382                    47,382
      Accumulated deficit                                               (45,376)                   (42,929
                                                          ----------------------       -------------------

         Total stockholders' equity                                       $2,106                    $4,553
                                                          ----------------------       -------------------
           Total liabilities and stockholders' equity                    $56,735                   $56,426
                                                          ======================       ===================



                                            TREASURE BAY GAMING & RESORTS, INC. & SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                                               (unaudited)
                                                (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                Three Months Ended                               Six Months Ended
                                           ------------------------------------    ----------------------------------------------
                                           June 30, 1999          June 30, 1998          June 30, 1999              June 30, 1998
REVENUES:
   Casino                                        15,017                  14,290                  30,387                    28,886
   Rooms                                          1,023                     975                   1,905                     1,800
   Food and beverages                             2,837                   2,574                   5,794                     5,324
   Other                                            382                     266                     752                       474
                                           ------------             ------------            ------------             -------------
Gross Revenues                                  19,259                  18,065                   38,838                     36,484
     Less:  Promotional allowances              (2,184)                 (1,869)                  (4,582)                   (4,185)
                                          -------------             ------------             -----------               -----------
NET REVENUES                                     17,075                  16,196                   34,256                    32,299
                                          -------------             -----------              -----------              ------------

COSTS AND EXPENSES:
   Casino                                         7,556                   7,344                  16,504                    14,722
   Rooms                                            585                     467                   1,083                       938
   Food and beverages                             3,036                   2,372                   5,818                     4,739
   General and administrative                     3,493                   3,805                   6,782                     7,067
   Utilities                                        362                     342                     685                       646
   Depreciation and amortization                  1,062                     840                   2,105                     1,926
   Other                                            211                     167                     443                       336
                                          -------------             ------------             -----------               -----------
       Total Operating Expenses                  16,305                  15,337                  33,420                     30,374
                                          -------------             ------------             -----------               -----------
   Operating Income before Corporate                770                     859                      836                     1,925
         Corporate Expenses                        (388)                   (378)                   (762)                      (697)
                                          -------------             ------------             -----------               -----------
   Income From Operations                           382                     481                      74                      1,228

Other income/expense:
   Gain/loss sale off assets                         0                      70                         1                        90
   Interest expense,                             (1,387)                 (1,252)                   (2,571)                  2,391)
   Other income, principally interest               (27)                      8                        48                       29
                                           -------------            ------------              -----------            --------------
      Total other income (expense)               (1,414)                 (1,174)                   (2,522)                  (2,272)
   Income/(loss) before provision for income taxes
      and Extraordinary Items:                   (1,032)                   (693)                   (2,448)                  (1,044)
   Provision for Income Tax                           0                       0                          0                        0
   Net Income/(loss)                            ($1,032)                  ($693)                  ($2,448)                 ($1,044)
                                           ==============           ============              =============            ============

   Average common shares outstanding              10,000                  10,000                    10,000                   10,000

   Income (loss) per common share                 ($1.03)                ($0.69)                    ($2.45)                 ($1.04)

                                           TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY

                                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    FOR THE YEARS ENDED DECEMBER 31, 1998(AUDITED), and THE SIX MONTHS ENDED JUNE 30, 1999 (UNAUDITED)




                                                                                           Additional
                                                                      Common Stock           Paid-In     Accumulated
                                                                 -----------------------
                                                                  Shares      Amount        Capital        Deficit         Total
                                                                                        -------------- -------------- -------------

BALANCE, December 31, 1998                                       10,000,000    100,000     47,382,000     (42,929,000)    4,553,000

NET LOSS FOR THE SIX MONTHS ENDED June  30, 1999                     0           0             0          (2,448,000)   (2,448,000)
                                                                ----------- ----------  -------------- --------------  ------------
BALANCE,  June 30, 1999                                          10,000,000   $100,000     $47,382,000    (45,377,000)   $2,105,000
                                                                ------------ ----------  -------------- --------------  -----------



                                  TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                            For the Six Month Period Ended June 30, 1999 and the Year Ended
                                                    December 31, 1998

                                                                           (Unaudited)
                                                                           Six Months Ended               (Audited)
                                                                            June 30,                     December 31,
                                                                              1999                           1998
                                                                       --------------------           -----------------
Cash Flows from Operating Activities:
        Net income  (loss)                                                     $   (2,448)                   $ (2,358)
        Adjustments to reconcile net loss to net cash used
              in operating activities:
              Depreciation and amortization                                          2,105                      3,968
              Accretion of discount on first mortgage notes payable                     92                        232
              (Decrease) Increase in receivables                                     1,439                     (1,657)
              (Decrease) Increase in inventories                                       132                       (141)
              (Decrease) Increase in prepaid expense                                 (382)                        (82)
              (Increase) Decrease in other Assets                                        5                       (662)
              (Decrease) in liabilities not subj. to compromise                    (2,608)                      2,183
              Net (gain) loss on disposal of assets                                      1                        (64)
                                                                       --------------------           -----------------
              Total adjustments                                                    (1,664)                      1,419

Cash Flows from Investing Activities:
        Purchases of property and equipment                                        (5,109)                     (2,879)

        Proceeds from sale of assets, net of transaction costs                           0                        200
                                                                       --------------------           ----------------
Net cash used in investing activities                                              (5,109)                     (2,679)

Cash Flows from Financing Activities:
        Proceeds from issuance of notes payable                                      5,755                      2,638
        Repayments of notes payable                                                  (485)                     (2,194)
        Proceeds from sale of capital stock                                              0                          0
                                                                       --------------------           ----------------
Net cash provided by financing activities                                              228                        444

Net increase in cash and cash equivalents                                          (1,503)                       (816)
Cash and Cash equivalents, at beginning of period                                    5,071                      5,887
                                                                       ====================           =================
Cash and cash equivalents, at end of period                                          3,568                      5,071
                                                                       ====================           =================

The accompanying notes are an integral part of these consolidated condensed financial statements.

              TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.   ORGANIZATIONAL STRUCTURE AND BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements include the accounts of Treasure Bay Gaming & Resorts, Inc., a Delaware corporation incorporated in August 1993, and its wholly-owned subsidiaries, Treasure Bay Corp. ("TBC, a Mississippi corporation incorporated in February 1993, and Shoreline Development Inc. a corporation assumed through the reorganization process. The Company was organized to develop, own and operate casinos in the State of Mississippi and other emerging gaming jurisdictions. The Company currently owns and operates a casino in Biloxi, Mississippi and is under agreement to manage Casinos in Aruba and U.S. Virgin Island.

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. They should be read in conjunction with the audited Shareholders report for the years ended December 31, 1998, 1997, and 1996. Therefore, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the fiscal year ended December 31, 1999.

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

Income Taxes
The Company has filed consolidated Federal and Mississippi tax returns for the period from inception through December 31, 1993, and for the years ended December 31, 1994, 1995, 1996 and 1997 and the appropriate extension for the year ended December 31, 1998.

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

Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any diluted effects of options, warrants and convertible securities. The Company does not currently have any warrants, options or convertible securities all such items were nullified and void as part of the restructuring plan. For the periods of the Earnings per common share was determined by dividing net earnings for the period. The Earnings Per Share calculation for the six months ended June 30, 1999, is based on the shares outstanding at that time.

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

Risk Factors
Certain risk factors have been identified by the Company that may impact its ability to achieve ongoing successful operations. Such factors include the following:

Ability to Service Debt Obligations - The Company has significant outstanding indebtedness as of June 30, 1999. Incremental future borrowings are anticipated.

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

Proposed Gaming Referendum-Anti-gaming interests have proposed a statewide referendum intended to abolish legalized gaming in the state of Mississippi. The latest version of that referendum has been dropped, however, no assurances can be that future referendums will not be passed.

Severe Weather - A hurricane, flood or other severe weather could cause significant physical damage to the Company's casino and on-shore facilities, which could result in service interruption and reduction in the number of potential customers traveling to the Company's casino market, which could have a material adverse impact on the Company's operating results. On September 25, 1998, the Company suspended operations due to Hurricane Georges. The Casino remained closed until October 10, 1998, and had an estimated impact of $2,000,000.00 on the companies operating income for the year ended December 31, 1998.


PROPERTY AND EQUIPMENT:
Property and equipment consists of the following as of

                                                               June 30,             December 31,
                                                                  1999                   1998
       Land                                                    $ 18,244              $ 18,244
       Casino barge, buildings and improvements                  40,289                38,747
       Leasehold acquisition costs                               19,548                19,548
       Furniture, fixtures and equipment                         27,125                23,571

                                                                105,206               100,100
       Less:  Accumulated depreciation and amortization         (20,714)              (18,621)
              Valuation reserve                                 (35,000)              (35,000)

                  Total property and equipment, net            $ 49,492              $ 46,489

In accordance with FAS No. 121 (see Note 3), the Company established reserves during 1994 to reduce the value of its casino facilities to the current estimated fair value. The Treasure Bay Biloxi casino was written down to the lower of cost or market value. This resulted in a $35,000,000 charge to income for Treasure Bay Biloxi for the year ended December 31, 1994.

LONG-TERM DEBT:
Long-term debt, including capital lease obligations consists of First Mortgage Notes and other notes payable secured by furniture and fixtures. The First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. As of the quarter ended June 30, 1999, the Company has dropped below the $3,000,000 equity threshold. If such Consolidated Net Worth at the end of each of any two (2) consecutive fiscal quarters is less than $3,000,000, then the Company shall, made an irrevocable, unconditional offer to all the Holders of Notes to purchase $3,000,000 of the Notes, at 100% of the Principal amount plus accrued interest. In no event shall the failure to meet the Minimum Equity at the end of any one fiscal quarter be counted toward the obligation to make more than one Purchase Offer.

The Company's ability to service its debt will depend on its future performance, which will be affected by many factors including; prevailing economic conditions and business, which are beyond the Company's control.

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


              TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This Quarterly report contains forward-looking statements about the business. The actual results could differ materially from those indicated by the forward looking statements. The following discussion should be read in conjunction with and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

General  Overview:
The Company develops, constructs and manages land-based and dockside casinos and related amenities. The Company is currently operating as a single site facility in Biloxi, Mississippi. On December 2, 1998, the Company received a gaming license in St. Croix, U.S. Virgin Islands. The Company intends to help in the construction and managing of a St. Croix, casino for Grapetree Shores. Grapetree Shores is owned by the managing partner of the primary holder of the Company's First Mortgage Notes (see Note 5). In addition, the Company is managing a Alahambra Casino, in Aruba for Divi Resorts, a company owned by the Grapetree Shores.

The Company has a limited operating history that may not be indicative of the Company's future performance. Additionally, comparison of results from year to year may not be meaningful due to changes in the local gaming markets and the sale of the Tunica facility in 1995. Treasure Bay contemplates expanding its existing operation and establishing additional gaming operations.

RESULTS OF OPERATIONS
THREE  MONTHS  ENDED JUNE 30, 1999  COMPARED TO THE THREE  MONTHS ENDED JUNE 30,
1998.

Revenues: The Company generated $17.0 million in net operating revenues during the three months ended June 30, 1999 compared to $16.2 for the three months ended June 30, 1998, an increase of 5%. Increases were in the casino, food and beverage, and hotel operations.


The gross casino revenue increased to $15.0 million and $4.2 million in gross hotel, food, beverage, retail and other revenue during the three months ended June 30, 1999. During the three months ended June 30, 1998, the Company generated $ 14.3 million in casino revenue and $ 3.8 million in gross hotel, food, beverage, retail and other revenue.

Costs and Expenses:
Overall operating costs before corporate expenses were $16.3 million during the three months ended June 30, 1999, compared to $15.3 million in the three months ended June 30, 1998. Commencing with the opening of the Beau Rivage during March 1999, the availability of entry level employees has been greatly diminished. The Company has had to pay premium wages and incur the cost of using temporary services in order to meet its labor requirements.

Total Casino expenses increased from $7.3 million in 1998, to $7.6 million for the three months ended June 30, 1999. The increase is primarily due to the increase cost of labor and the increase in casino revenues.

The food and beverage expenses were $2.8 million for the three months ended June 30, 1999, compared to $2.6 million for the three months ended June 30, 1998. The 9% increase is primarily related to increased revenues, costs of goods sold and increased labor costs. The Company decided to increase the overall food quality at its buffet.

The Company's general and administrative expenses, utilities, depreciation, lease, and other expenses were $4.6 million for the three months ended June 30, 1999 compared to the $4.6 million for the three months ended June 30, 1998.

Other:
Interest expense increased by $135,000 to $1.4 million for the three months ended June 30, 1999. The increase is due to additional indebtedness incurred by the Company during 1998 and the first six months of 1999.

Capital resources, capital spending, and liquidity:
As of June 30, 1999, the Company had $3.5 million in non-restricted cash and cash equivalents. The decrease of approximately $1.5 million is primarily attributed to operating results being lower than anticipated and increased interest cost.

As of June 30, 1999, the Company's long-term debt included First Mortgage Notes that are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is currently in compliance with all convents. As of the quarter ended June 30, 1999, the Company has dropped below the $3,000,000 equity threshold. If such Consolidated Net Worth at the end of each of any two (2) consecutive fiscal quarters is less than $3,000,000, then the Company shall, make an irrevocable, unconditional offer to all the Holders of Notes to purchase $3,000,000 of the Notes, at 100% of the Principal amount plus accrued interest. In no event shall the failure to meet the Minimum Equity at the end of any one fiscal quarter be counted toward the obligation to make more than one Purchase Offer.


RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998.

Revenues:
The Company generated $34.2 million in net operating revenues during the six months ended June 30, 1999 compared to $32.3 for the six months ended June 30, 1998, an increase of 6%. All of the revenue producing venues had increased revenues during the first half of 1999.

The gross casino revenue increased to $30.3 million and $8.5 million in gross hotel, food, beverage, retail and other revenue during the six months ended June 30, 1999. During the six months ended June 30, 1998, the Company generated $
28.9 million in casino revenue and $ 7.5 million in gross hotel, food, beverage, retail and other revenue.

Promotional allowances are the estimated value of the complimentary food, beverages, hotel rooms and other goods and services given to casino customers under various marketing programs. The value of these items are deducted against gross revenue in accordance with generally accepted accounting principals. The cost of promotional allowances increased to $4.6 million for the six months ended June 30, 1999, compared to $4.2 for the six months ended June 30, 1998. The increase is primarily a result of the increased revenue.

Costs and Expenses:
Overall operating costs before corporate expenses were $33.4 million during the six months ended June 30, 1999, compared to $30.4 million in the six months ended June 30, 1998. All of the revenue producing departments had increases primarily due to the changes in the labor market. The Company has had to pay premium wages and incur the cost of using temporary services to meet the needs of our customers.

Total Casino expenses increased from $14.7 million in 1998, to $16.5 million for the six months ended June 30, 1999. The increase is primarily due to the increase in promotional expenses. In an effort to offset ongoing casino construction and anticipated competition the Company launched several innovative marketing programs.

The food and beverage expenses were $ 5.8 million for the six months ended June 30, 1999, compared to $4.7 million for the six months ended June 30, 1998. The increase is primarily related to increased costs of goods sold and increased labor costs. The Company decided to increase the overall food quality at its buffet.

The Company's general and administrative expenses, utilities, depreciation, lease, and other expenses were $9.6 million for the six months ended June 30, 1999 compared to the $9.7 million for the three months ended June 30, 1998.

Other:
Interest expense increased by $180,000 to $2.6 million for the six months ended June 30, 1999. The increase is due to additional indebtedness incurred by the Company during 1998 and the first six months of 1999.

Capital resources, capital spending, and liquidity:
The Company expects that available cash and cash from future operations will be adequate to fund current debt service and working capital. However, no assurance can be made that the Company will have the capital to make some of the capital improvements that may be necessary to remain competitive in the local market. The Company's ability to service its debt will depend on its future performance, which will be affected by many factors including; prevailing economic conditions and business, which are beyond the Company's control.

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

Earning Per Common Share and Net Earnings:
The Company incurred a net loss of $2.4 million during the six months period ended June 30, 1999, compared to a net loss of $1.04 million during the six months period ended June 30, 1998.

Year 2000
The Company is continually evaluating and resolving any potential problems associated with the Year 2000. The Year 2000 problem exists because computer applications were historically designed to use two digit fields instead of four to designate a year, and date sensitive systems may not properly account for 2000, which could result in miscalculations or system failures. The Company has established a Year 2000 team composed of members of the management in conjunction with the management information department to identify and evaluate Year 2000 issues, with respect to the Company's information systems, suppliers, and facilities. The Company has already updated its financial reporting, cage and table games tracking system, payroll processing systems, and most of its hardware to be Year 2000 compatible. The slot accounting and player tracking systems are scheduled for upgrades beginning in August 1999.

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

Inflation
The Company believes the increased competition in the local market will continue to cause increases in operating expenses, particularly labor cost.

TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
PART II  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Litigation
As a result of the bankruptcy filing, all legal proceedings with respect to prepetition claims against the Company was automatically stayed pursuant to
Section 362 of the U. S. Bankruptcy Code.

ITEM 2 - CHANGES IN SECURITIES - None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- None

ITEM 5. - OTHER INFORMATION - None

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K
(a)  No reports on Form 8-k were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE BAY GAMING & RESORTS, INC.

By     /S/ LEE ANN HUNTER
     -------------------------
          LEE ANN HUNTER
     Director of Finance

Dated:   June 30, 1999