Form 10-Q
period 1999-09-30
TREASURE BAY GAMING & RESORTS INC
filed 1999-11-16
CIK 916608

COMPANY IS NOT A SEC REGISTRANT
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                                   (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

         (     )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                  SECURITIES EXCHANGE ACT OF 1934.

                                    Commission File Number 22-27770

                                 TREASURE BAY GAMING & RESORTS, INC.
                  (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                           Delaware                  64-0835173

           (State of Incorporation) (IRS Employer Identification No.)

                  1983 Beach Blvd., Biloxi, Mississippi                39531

                  (Address of principal executive office)
Shares of Common Stock outstanding at September 30, 1999:  10,000,000.

                        TREASURE BAY GAMING AND RESORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                               Unaudited                 Audited
                                                               Sept. 30, 1999           Dec. 31, 1998
                                                             -------------------        -------------
CURRENT ASSETS
      Cash and cash equivalents                                          $2,580                 $5,014
      Restricted Cash                                                        58                     57
      Accounts receivable, net of allowance for doubtful
          accounts                                                        1,173                  2,680
      Inventories                                                           235                    412
      Prepaid expenses                                                      827                    697
                                                             -------------------       ----------------

       Total current assets                                               4,873                  8,860
                                                             -------------------       ----------------

      PROPERTY AND EQUIPMENT, net                                        49,188                 46,489
                                                             -------------------       ----------------

      OTHER ASSETS                                                          851                  1,077
                                                             -------------------       ----------------

                                                                        $54,912                $56,426
                                                             ===================       ================


LIABILITIES AND STOCKHOLDERS' EQUITY

      Accounts payable                                                   $2,095                 $3,586
      Accrued Salaries and benefits                                       1,873                  1,539
      Accrued Jackpots                                                      799                    893
      Accrued taxes payable                                               1,233                  1,796
      Other accrued expenses                                              1,057                  1,930
      Accrued Interest                                                      711                    679
      Current Portion LTD                                                 2,043                  1,627
                                                             -------------------       ----------------
      Total Current Liabilities                                           9,811                 12,050
                                                             -------------------       ----------------

      LONG-TERM DEBT                                                     44,257                 39,823

           Total liabilities                                             54,068                 51,873
                                                             -------------------       ----------------

STOCKHOLDERS' EQUITY
      Common stock, $.01 par value,  20,000,000 shares authorized,
        10,000,000 shares issued and outstanding                            100                    100
      Additional paid in capital                                         47,382                 47,382
      Accumulated deficit                                               (46,638)               (42,929)
                                                             -------------------       ----------------

         Total stockholders' equity                                        $844                 $4,553
                                                             -------------------       ----------------

           Total liabilities and stockholders' equity                   $54,912                $56,426
                                                             ===================       ================

                TREASURE BAY GAMING & RESORTS, INC & SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (unaudited)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                               Three Months Ended                         Nine Months Ended
                                      --------------------------------------    --------------------------------------
                                       September 30, 1999   September 30, 1998  September 30, 1999   September 30,
                                                                                                          1998
REVENUES:
   Casino                                        13,580              16,920               43,967               45,806
   Rooms                                            981               1,035                2,886                2,835
   Food and beverages                             2,993               3,173                8,787                8,497
   Other                                            362                 225                1,114                  699
                                      ------------------    ----------------    -----------------   ------------------
Gross Revenues                                   17,916              21,353               56,754               57,837
     Less:  Promotional allowances              (2,401)             (2,633)              (6,983)              (6,818)
                                      ------------------    ----------------    -----------------   ------------------
NET REVENUES                                     15,515              18,720               49,771               51,019
                                      ------------------    ----------------    -----------------   ------------------

COSTS AND EXPENSES:
   Casino                                         7,061               7,942               23,565               22,664
   Rooms                                            510                 548                1,593                1,486
   Food and beverages                             2,707               2,869                8,525                7,608
   General and administrative                     3,633               3,246               10,415               10,313
   Utilities                                        396                 402                1,081                1,048
   Depreciation and amortization                    411               1,003                2,516                2,929
   Other                                            225                 220                  668                  556
                                      ------------------    ----------------    -----------------   ------------------
       Total Operating Expenses                  14,943              16,230               48,363               46,604
                                      ------------------    ----------------    -----------------   ------------------
    Operating Income before
           Corporate Expense                        572               2,490                1,408                4,415
                                      ------------------    ----------------    -----------------   ------------------
      Corporate Expense                           (420)                (430)              (1,182)              (1,127)
                                      ------------------    ----------------    -----------------   ------------------
    Operating Income after Corporate               152                2,060                  226                3,288
                                      ------------------    ----------------    -----------------   ------------------


Other income/expense:
   Gain/loss sale off assets                       (66)                (18)                 (65)                   72
   Interest expense,                            (1,352)             (1,187)              (3,923)              (3,578)
   Other income, principally interest                 5                   6                   53                   35
                                      ------------------    ----------------    -----------------   ------------------
      Total other income (expense)              (1,413)             (1,199)              (3,935)              (3,471)

   Income/(loss) before provision for income
      Taxes and Extraordinary Items:            (1,261)                 861              (3,709)                (183)
   Provision for Income Tax                          0                   0                     0                   0
   Net Income/(loss)                           ($1,032)                 861             ($3,709)               ($183)
                                      =================    ================     =================   ==================

   Average common shares outstanding             10,000              10,000               10,000               10,000

   Income (loss) per common share               ($0.10)                $.01              ($0.37)               ($.00)

               TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

 FOR THE YEARS ENDED DECEMBER 31, 1998(AUDITED) and the NINE MONTHS ENDED SEPTEMBER 30, 1999 (UNAUDITED)


                                                                                          Additional
                                                                Common Stock           Paid-In     Accumulated
                                                          ----------------------
                                                              Shares      Amount        Capital        Deficit         Total
                                                                                  -------------- -------------- ---------------

BALANCE, December 31, 1998                                 10,000,000    100,000     47,382,000    (42,929,000)     4,553,000

Net loss for the Nine months ended Sept. 30, 1999                  0           0             0      (3,709,000)    (3,709,000)
                                                         ------------ ----------  -------------- -------------- ---------------
BALANCE,  September 30, 1999                               10,000,000   $100,000     $47,382,000    (46,638,000)    $ 844,000
                                                        ------------ ----------  -------------- -------------- ---------------

              TREASURE BAY GAMING & RESORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      For the Nine Month Period Ended September 30, 1999 and the Year Ended
                                December 31, 1998

                                                                           (Unaudited)
                                                                          Nine Months Ended               (Audited)
                                                                          September 30,                  December 31,
                                                                              1999                           1998
                                                                       --------------------           -------------------
Cash Flows from Operating Activities:
        Net income  (loss)                                                     $   (3,709)                     $ (2,358)
        Adjustments to reconcile net loss to net cash used
              in operating activities:
              Depreciation and amortization                                          2,516                         3,968
              Accretion of discount on first mortgage notes payable                    144                           232
              (Decrease) Increase in receivables                                     1,507                       (1,657)
              (Decrease) Increase in inventories                                       177                         (141)
              (Decrease) Increase in prepaid expense                                 (129)                          (82)
              (Increase) Decrease in other Assets                                      226                         (662)
              (Decrease) in liabilities not subj. to compromise                    (2,655)                         2,183
              Net (gain) loss on disposal of assets                                   (65)                          (64)
                                                                       --------------------           -------------------
              Total adjustments                                                    (1,988)                         1,419

Cash Flows from Investing Activities:
        Purchases of property and equipment                                        (5,150)                       (2,879)

        Proceeds from sale of assets, net of transaction costs                          33                          200
                                                                       --------------------           ------------------
Net cash used in investing activities                                              (5,117)                       (2,679)

Cash Flows from Financing Activities:
        Proceeds from issuance of notes payable                                      5,756                         2,638
        Repayments of notes payable                                                (1,084)                        (2,194)
        Proceeds from sale of capital stock                                              0                             0
                                                                       --------------------           -------------------
Net cash provided by financing activities                                            4,672                           444

Net increase in cash and cash equivalents                                          (2,433)                         (816)
Cash and Cash equivalents, at beginning of period                                    5,071                         5,887
                                                                       ====================           ===================
Cash and cash equivalents, at end of period                                          2,638                         5,071
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

The accompanying interim unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10Q and Article 10 of Regulation S-X. They should be read in conjunction with the audited Shareholders report for the years ended December 31, 1998, 1997, and 1996. Therefore, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Management believes that all adjustments, necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the fiscal year ended December 31, 1999.

August 8, 1997, Treasure Bay Gaming & Resorts, Inc. (the "Company") received confirmation of its reorganization plan that was filed February 6, 1997. The company had been operating as a debtor-in-possession since November 18, 1994.


The approved plan provided that all outstanding Securities would be canceled, annulled and extinguished. New Notes and Common Stock shall be issued. Except as provided in the Confirmation Order the plan discharged the Company from all claims or debts that arose before the bankruptcy date. The new equity investor's contribution was be $9,000,000 of new value in the form of cash and real estate. This gave the new investors ninety (90%) of the Company's new stock. First Mortgage Trust surrendered all of the old notes and were issued new notes in the amount of $27,250,000 and ten (10%) of the issued common stock. An additional note for $2,250,000.00 for working capital was issued for a total of $29,250,000.


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

Income Taxes
The Company has filed consolidated Federal and Mississippi tax returns for the period from inception through December 31, 1993, and for the years ended December 31, 1994, 1995, 1996, 1997, and 1998.

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

Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share excludes any diluted effects of options, warrants and convertible securities. The Company does not currently have any warrants, options or convertible securities all such items were nullified and void as part of the restructuring plan. For the periods of the Earnings per common share was determined by dividing net earnings for the period. The Earnings Per Share calculation for the nine months ended September 30, 1999, is based on the shares outstanding at that time

Litigation and Contingencies
The Company adheres to FAS No. 5, "Accounting for Contingencies," concerning the recording of liabilities for pending litigation.

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

Risk Factors
Certain risk factors have been identified by the Company that may impact its ability to achieve ongoing successful operations. Such factors include the following:

Ability to Service Debt Obligations - The Company has significant outstanding indebtedness as of September 30, 1999. Incremental future borrowings may be necessary to continue successful operations.

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


PROPERTY AND EQUIPMENT:
Property and equipment consists of the following as of:

                                                                  Sept. 30,          December 31,
                                                                      1999                1998
       Land                                                       $ 19,044               19,044
       Casino barge, buildings and improvements                     40,289               37,147
       Leasehold acquisition costs                                  19,548               19,548
       Furniture, fixtures and equipment                            25,637               23,571

                                                                   104,518              100,100
       Less:  Accumulated depreciation and amortization            (20,329)             (18,621)
              Valuation reserve                                    (35,000)             (35,000)

                  Total property and equipment, net               $ 49,189             $ 46,489


In accordance with FAS No. 121 (see Note 3), the Company established reserves during 1994 to reduce the value of its casino facilities to the current estimated fair value. The Treasure Bay Biloxi casino was written down to the lower of cost or market value. This resulted in a $35,000,000 charge to income for Treasure Bay Biloxi for the year ended December 31, 1994. The numbers for the land have been adjusted to reflect the corrected costs.

LONG-TERM DEBT:
Long-term debt, including capital lease obligations consists of First Mortgage Notes and other notes payable secured by furniture and fixtures. The First Mortgage Notes are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. As of the quarter ended September 30, 1999, the Company has dropped below the $3,000,000 equity threshold. This is the second consecutive quarter that the equity is less than $3,000,000. The Indenture requires that the Company shall, made an irrevocable, unconditional offer to all the Holders of Notes to purchase $3,000,000 of the Notes, at 100% of the Principal amount plus accrued interest. In addition the Company has failed to meet the fixed coverages ratio for the quarter ended as of September 30, 1999. Although the Company is in default with on these two covenants, the majority bondholder has agreed not to exercisethe default provisions of the indenture through January 31, 2000. The Company is current on all payment to the Noteholders.

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


              TREASURE BAY CASINO & RESORTS, INC. AND SUBSIDIARIES
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


This Quarterly report contains forward-looking statements about the business. The actual results could differ materially from those indicated by the by the forward looking statements. The following discussion should be read in conjunction with and is qualified in its entirety by, the unaudited Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

General Overview
The Company develops, constructs and manages land-based and dockside casinos and related amenities. The Company is currently operating as a single site facility in Biloxi, Mississippi. On December 2, 1998, the Company received a gaming license in St. Croix, U.S. Virgin Islands. The Company has entered into a management agreement to help in the construction and managing of a St. Croix, casino for Grapetree Shores. The Casino Divi Carina Bay is scheduled to open in December 1999. Grapetree Shores is owned by the managing partner of the primary holder of the Company's First Mortgage Notes (see Note 5). In addition, the Company is managing a Alahambra Casino, in Aruba for Divi Resorts, a company owned by the Grapetree Shores.

The Company has a limited operating history that may not be indicative of the Company's future performance. Additionally, comparison of results from year to year may not be meaningful due to changes in the local gaming markets and the sale of the Tunica facility in 1995. Treasure Bay contemplates expanding its existing operation and establishing additional gaming operations.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues:
The Company generated $15.5 million in net operating revenues during the three months ended September 30, 1999 compared to $18.7 for the three months ended September 30, 1998, an decrease of 17%. Decreases occurred in the casino, food and beverage, and hotel operations.

The gross casino revenue dropped to $13.5 million and $4.4 million in gross hotel, food, beverage, retail and other revenue during the three months ended September 30, 1999. Compared to the three months ended September 30, 1998, when the Company generated $ 16.9 million in casino revenue and $ 4.4 million in gross hotel, food, beverage, retail and other revenue.

Costs and Expenses:
Overall operating costs before corporate expenses were $14.9 million during the three months ended September 30, 1999, compared to $16.2 million in the three months ended September 30, 1998. The decrease in the operating cost is because of the decrease in business levels and an adjustment to depreciation expense. During the three months ended September 30, 1999, the Company made an adjustment for depreciation that had been over-expensed in prior quarters.

Total Casino expenses decreased from $7.9 million in 1998, to $7.1 million for the three months ended September 30, 1999. The decrease is attributed to the reduction in overall business levels.

The food and beverage expenses were $2.7 million for the three months ended September 30, 1999, compared to $2.9 million for the three months ended September 30, 1998. Although the expenses have decreased in the quarter ended September 30, 1999, the profit margin remains consistent with the prior year.

The Company's general and administrative expenses, utilities, depreciation, lease, and other expenses were $4.6 million for the three months ended September 30, 1999 compared to the $4.9 million for the three months ended September 30, 1998. The reduction is primarily due to the adjustment made to correct overstated depreciation expense.

Other:
Interest expense increased by $165,000 to $1.4 million for the three months ended September 30, 1999. The increase is due to additional indebtedness incurred by the Company during 1998 and 1999.

Capital resources, capital spending, and liquidity:
As of September 30, 1999, the Company had $2.6 million in non-restricted cash and cash equivalents. The decrease of approximately $2.4 million is primarily attributed to operating results being lower than anticipated and the increased interest cost.

As of September 30, 1999, the Company's long-term debt included First Mortgage Notes that are balloon notes payable in full on August 1, 2006. The Indenture requires quarterly interest due at 12%, but has imputed interest at 13.5%. The vessel, hotel, and other furniture, fixtures, and equipment secure the Notes. The Indenture requires compliance with many debt covenants, including among other restrictions, the Company must retain a consolidated net worth of at least $3,000,000, and numerous restrictions on borrowings. The Company is in default on two of the convents. As of the quarter ended September 30, 1999, the Company has dropped below the $3,000,000 equity threshold for the second consecutive quarter. In addition to the default in the equity covenant the Company is not in compliance with its Fixed Coverage's Ratio. The majority bondholder has agreed not to exercise the default provisions of the indenture through January 31, 2000.


RESULTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998.

Revenues:
The Company generated $49.8 million in net operating revenues during the nine months ended September 30, 1999 compared to $51.0 for the nine months ended September 30, 1998, an increase of 2%. All of the major revenue producing venues had decreases in revenues during the nine months ended September 30, 1999.

The gross casino revenue decreased to $44.0 million and $12.8 million in gross hotel, food, beverage, retail and other revenue during the nine months ended September 30, 1999. During the nine months ended September 30, 1998, the Company generated $ 45.8 million in casino revenue and $ 12.0 million in gross hotel, food, beverage, retail and other revenue.

Promotional allowances are the estimated value of the complimentary food, beverages, hotel rooms and other goods and services given to casino customers under various marketing programs. The value of these items are deducted against gross revenue in accordance with generally accepted accounting principals. The cost of promotional allowances increased to $6.9 million for the nine months ended September 30, 1999, compared to $6.8 for the nine months ended September 30, 1998. The increase is primarily a result of the increase in the quarter ended March 31, 1999.

Costs and Expenses:
Overall operating costs before corporate expenses were $48.3 million during the nine months ended September 30, 1999, compared to $46.6 million in the nine months ended September 30, 1998. The Company had increases in payroll primarily due to the changes in the labor market. The Company has had to pay premium wages and incur the cost of using temporary services to meet the needs of our customers.

Total Casino expenses increased from $22.6 million in 1998, to $23.6 million for the nine months ended September 30, 1999. The increase is primarily due to the increase in promotional expenses and the increase payroll costs. In an effort to offset ongoing casino construction and anticipated competition the Company launched several innovative marketing programs.

The food and beverage expenses were $ 8.5 million for the nine months ended September 30, 1999, compared to $7.6 million for the nine months ended September 30, 1998. The increase is primarily related to increased costs of goods sold and increased labor costs and to the costs expensed when opening the new brewpub in the Casino.

The Company's general and administrative expenses, utilities, depreciation, lease, and other expenses were $14.7 million for the nine months ended September 30, 1999 compared to the $14.8 million for the nine months ended September 30, 1998. The decrease is primarily due to the adjustment in depreciation expense.

Other:
Interest expense increased by $345,000 to $3.9 million for the nine months ended September 30, 1999. The increase is due to additional indebtedness incurred by the Company during 1998 and 1999.

Capital resources, capital spending, and liquidity:
The Company expects that future borrowings may be necessary to fund current debt service and working capital. The Company's ability to service its debt will depend on its future performance, which will be affected by many factors including; prevailing economic conditions and business, which are beyond the Company's control.

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

Earning Per Common Share and Net Earnings:
The Company incurred a net loss of $3.7 million during the nine months period ended September 30, 1999, compared to a net loss of $ 0.1 million during the nine months period ended September 30, 1998.

Year 2000
The Company is continually evaluating and resolving any potential problems associated with the Year 2000. The Year 2000 problem exists because computer applications were historically designed to use two digit fields instead of four to designate a year, and date sensitive systems may not properly account for 2000, which could result in miscalculations or system failures. The Company has established a Year 2000 team composed of members of the management in conjunction with the management information department to identify and evaluate Year 2000 issues, with respect to the Company's information systems, suppliers, and facilities. The Company has already updated its financial reporting, cage and table games and slot tracking system, payroll processing systems, and most of its hardware to be Year 2000 compatible.

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

ITEM 2 - CHANGES INS SECURITIES - None

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS- None

ITEM 5. - OTHER INFORMATION - None

ITEM 6- EXHIBITS AND REPORTS ON FORM 8-K
(a) No reports on Form 8-k were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREASURE BAY GAMING & RESORTS, INC.

By     /S/ LEE ANN HUNTER
     -------------------------
          LEE ANN HUNTER
     Director of Finance

Dated:   September  30, 1999